Form 10-K
period 2022-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2023-03-23
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements .☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to o § 240.10D-1(b). .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 (based on the closing market price on the New York Stock Exchange on June 30, 2022 ) was approximately $76 million. At March 21, 2023, there were 88,170,936 outstanding shares of the registrant’s common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target”, “think”, “likely”, “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply agreements or amendments thereto and the potential value thereof or revenue thereafter. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of this Annual Report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I
Item 1. Business.
General
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company serves specialty chemistry needs for both domestic and international energy markets.
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes green, specialty chemicals that help their customers meet their environmental, social and governance (“ESG”) and operational goals, aiming to enhance the profitability of hydrocarbon producers.
The Company’s Data Analytics (“DA”) segment aims to enable users to maximize the value of their hydrocarbon associated processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to increase their profitability.
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
Recent Developments

On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “Initial ProFrac Agreement”) upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC. Under the Initial ProFrac Agreement, ProFrac Services, LLC was obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year. The Initial ProFrac Agreement has a term of 3 years from April 1, 2022.

On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable. The Initial ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.

On February 1, 2023, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”) dated February 2, 2022. The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The ProFrac Agreement was amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any liquidated damages payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on revenue percentages from non-ProFrac customers. The Company believes the net present value of the economic benefit attributable to the Amended ProFrac Agreement No. 2 will exceed the value of the liquidated damages payments that would have been received for the period from April 1, 2022 through December 31, 2022.

On February 2, 2023, the Convertible Notes Payable and certain Contract Consideration Convertible Notes Payable previously issued on February 2, 2022 were converted upon maturity into 10,355,840 shares of common stock and 25,366,561 Pre-Funded Warrants to purchase common stock for a nominal exercise price of $0.0001 per share exercisable subject to the limitations on exercise described therein. All of the holders elected to receive shares of common stock upon conversion except for Profrac Holdings LLC, which elected to receive the Pre-Funded Warrants.

On January 19, 2023, the Company announced the departure of John W. Gibson, Jr. from his role as Chief Executive Officer and President of the Company, effective January 19, 2023. Mr. Gibson also stepped down from his role as Chairman of the Board of Directors (the “Board”) of the Company. Mr. Gibson’s departure was treated as a termination without cause.

Mr. Gibson’s departure as Chairman of the Board, Chief Executive Officer and President of the Company was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

The Board has an active search process underway to select a permanent Chief Executive Officer of the Company. During the transition period, Harsha V. Agadi, who has served as a member of the Board since July 2020, will serve as the Company’s interim Chief Executive Officer.
Description of Operations and Segments
The Company’s operations have two business segments, CT and DA, which are both supported by the Company’s Research & Innovation (“R&I”) advanced laboratory capabilities. Financial information about the Company’s operating segments and geographic concentration is provided in Note 19, “Business Segment, Geographic and Major Customer and Supplier Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.

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

Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, with whom we have a long-term supply agreement, as well as consumer and industrial applications. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices

Data Analytics
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

Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants as well as ProFrac Services, LLC, to whom twenty JP3 units are expected to be deployed in 2023. We have developed a line of Verax™ analyzers for deployment internationally in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports the acceleration of ESG solutions for both business segments through green chemistry formulation and Environmental Protection Agency (“EPA”) regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the years ended December 31, 2022 and 2021, the Company incurred $4.4 million and $5.5 million, respectively, of research and development expense. The Company expects that its 2023 research and development investment will continue to support new product development, especially in support of enhanced ESG standards, increased adoption of green chemistry and conventional customization initiatives for its clients.
Seasonality
Overall, operations generally are not significantly affected by seasonality; however, weather conditions can cause delays in clients’ activity levels. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operating results and financial position. The sale of the Company’s products and performance of the Company’s services can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:
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

The Company markets its products to end user customers using both direct and indirect sales channels. These sales channels are accessed using a mix of in-house sales professionals as well as certain contractual agency agreements. The Company also actively participates in industry trade shows, both live and virtual, publishes articles in industry publications, and participates in podcasts and creates other online content to educate the market on its product and service offerings. While the Company’s primary marketing efforts remain focused in North America, resources and efforts are also deployed on emerging international markets, especially in the Middle East.

Product revenues include significant sales to related parties as described in Note 18, “Related Party Transactions” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.
Facilities and Offices

See Part 1, Item 2 - “Properties”, for information regarding our manufacturing, warehouse and research facilities and sales offices.
Intellectual Property

The Company endeavors to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, EPA registrations and licensing, trade secrets, proprietary designs, and manufacturing and operational expertise, are sufficient to protect its intellectual property and provide continued strategic advantage. As of December 31, 2022, the Company had 136 granted patents, including 111 patents in our CT segment and 24 patents in our DA segment. In addition, the Company also had 13 pending patent applications filed in the U.S. and abroad, including 9 for the CT segment and 4 for the DA segment. The patents of the CT segment cover various chemical compositions and methods of use. The patents of the DA segment cover various systems and methods of use for online determination of chemical composition and data analysis. In addition, the Company had 50 registered trademarks in the U.S. and abroad, covering a variety of its goods and services.
Competition
Our ability to compete is dependent upon the Company’s ability to differentiate its products and services by providing superior quality and service, and maintaining a competitive cost structure with sufficient and reliable access to raw material supplies. Activity levels in the oilfield goods and services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, customer drilling and completion-designated capital spending, and customer commitment to improved ESG performance. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the products and services of both the Company and its competitors. The DA segment faces competition from other providers of equipment and services for real-time information in the upstream, midstream, refining and distribution market.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market. The prices paid for raw materials vary based on availability, weather, other commodity price fluctuations, contractual obligations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemistries and certain raw materials could adversely impact future sales, contract fulfillment and product margins. The Company is diligent in its efforts to identify alternate suppliers in its contingency planning utilizing competitive bidding practices to proactively reduce costs and potential supply shortages. During 2022, the Company worked to broaden the technical specifications of some products to help ensure that required molecules could be sourced from more than one supplier.

The DA segment currently sources spectrometers from a single supplier. Due to long lead times, supply chain disruption could adversely impact the results of the segment in 2023 and the years beyond.
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
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation or associated claims. Several products of the CT segment are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, if any, to remediate any contamination. To the Company’s knowledge, no environmental claims are currently being litigated or investigated.

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

We have green, sustainable chemistry at our core, and we focus on providing responsible specialty chemistry solutions that are environmentally friendly and cost-competitive. Our products offered by our CT segment displace harmful chemicals such as benzene, toluene, ethylbenzene and xylenes (BTEX) in energy production, and our logistics and delivery methodology results in lower product usage and lower carbon emissions due to delivery. The analyzers produced by our DA segment are a closed-loop system, meaning that samples of potentially harmful gasses and fluids do not need to be routinely taken and flared, as is the case with gas chromatographs. This results in lower emissions. In addition, our analyzers’ ability to determine the mixing of two batches of product (“transmix”) in real-time results in less time, energy and resources spent processing the transmix.
Human Capital

Employee Overview

As of December 31, 2022, the Company had approximately 146 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally good.

Employees & Health, Safety & Environment

The Company is committed to acting with care to protect the health and safety of people, resources and the environment. Each employee is responsible for working towards the health, safety and environment (“HSE”) goals, as they are not isolated to certain individuals or roles. We aim to hold each other accountable to a high standard. Thus, every employee is empowered and expected to stop any activity, big or small, that could jeopardize people, the environment or assets.

Our safety, health and environmental goals are designed to sustain our drive to zero incidents. As a result, safety is woven into the fabric of the Company, from our robust training programs, to our safety moments that begin team meetings, to our Hazardous Observation Card program. Our training program is fundamental to operating safely and protecting people and the environment. The Company maintains a robust health, safety and environmental training program that includes both classroom and online curriculum. We assign specific trainings to employees based on their role and function within the Company. Additionally, the Company’s field and plant personnel complete more than 24 hours of training annually. We continuously monitor all operational activities and update training programs as needed to ensure the curriculum remains relevant and effective for minimizing risk and protecting our employees and the environment.

We have a strong commitment to safety in all aspects of our operations through training, safety culture, and tracking of key safety metrics. In 2022, the Company recorded a Total Recordable Incident Rate (TRIR) of 0.397. The TRIR is a key safety performance metric which calculates the number of recordable incidents per full-time workers during a one-year period.

Compensation: Wages & Benefits

The Company’s compensation programs are designed to provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our programs to attract, retain and motivate employees to achieve high-impact results that create value for all of our stakeholders. In addition to competitive base wages, all employees are eligible for a discretionary bonus, which is based upon individual performance and triggered by company performance, subject to the Company’s liquidity position.

Benefits are a key component of our compensation program. We engage an outside benefits consulting firm to independently evaluate the effectiveness and competitiveness of our employee benefits program, as well as to tailor our program to the unique needs of the Company’s employee base.

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

Outlook
Our business is subject to numerous variables which impact our outlook and expectations given the shifting conditions of the industry. We have based our outlook on the market conditions we perceive today. Changes often occur.
Energy
Going into 2023 we believe that we are in the early years of a tight supply cycle for oil and gas triggered by a long period of underinvestment in energy development, infrastructure and new sources of oil and gas production. While the demand for oil and gas could fluctuate depending on the macroeconomic condition, we believe that this tight supply cycle could last and could provide support to high oil prices for multiple years. We expect that the strongest potential growth throughout 2023 will likely come from independent, rather than large major exploration and production companies. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies to increase activity and the larger companies to have modest spending increases in the year ahead.

Digital Analytics

The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. We believe Verax™ analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers insight on valuable operational data like vapor pressure, boiling point, flash point, octane level, API gravity, viscosity, BTU and more, simultaneously. We continue to work with our customers to identify further facilities and applications where our technology has the highest value. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. AIDA (Automated Interface Detection Algorithm) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time versus traditional lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades. We are also gaining traction leveraging the Verax™ in applications where operators and service companies are using field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing this in real-time allows companies to maximize the substitution rate while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage.

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

We believe the industry focus on maintaining a “social license to operate” provides the platform to accelerate the sale of our products and services that we believe can help the customer achieve a greener goal. We believe the performance driven ESG focus of the Company assists in reducing environmental liabilities and improving returns for our customers.

Supply Chain

The principal supply issues facing our industry for the next twelve months will include:
•Fluctuating freight costs for shipping to our customers;
•Availability of raw materials;
•Delays due to port congestion;
•Labor shortages; and
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

COVID-19

The impacts of COVID-19 pandemic continue to affect the U.S. and global economy. We believe our protocols and processes established to maintain business continuity with COVID-19 have proven robust enough to diminish concern about business disruption unless new variants emerge. The pandemic has already affected and may continue to affect the U.S. economy, including capital expenditures of our customers. In addition, depending upon the length and severity of the pandemic, which cannot be predicted, we may experience disruptions to business operations in the future if new COVID-19 variants emerge.

Available Information and Website
The Company’s website is www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable, subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, including but not limited to our corporate governance guidelines, board committee charters, bylaws, certain policies, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is also available upon written request to the Company.
The SEC maintains the www.sec.gov website, which contains reports, proxy and information statements, and other registrant information filed electronically with the SEC.
The Company filed, or furnished, as applicable, all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the

Company’s executive officers and directors is incorporated herein by reference to information to be included in the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website in the “Corporate Governance” section under “Investor Relations”or in filings with the SEC.
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

Risks Related to the Company’s Business

The Company’s business is largely dependent upon its customers’ spending in the oil and gas industry. Spending could be adversely affected by industry conditions or by new or increased governmental regulations; global economic conditions; lingering sentiment surrounding the pandemic; the availability of credit; and oil and natural gas prices.

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
•political and economic uncertainty, sociopolitical unrest including the current conflict in Ukraine and ongoing sanctions imposed on Russia;
•cost of exploration, production and transport of oil and natural gas;
•sustained market adoption of green chemistry solutions;
•technological advances impacting energy production and consumption;
•interest rates;
•weather conditions; and
•foreign exchange rates.

The volatility of commodity prices and the consequential effect on the activities of the Company’s target customer base could adversely impact the activity levels of the Company’s customers.

Demand for the Company’s goods and services may be adversely impacted if volatile economic conditions weaken customer expenditures, specifically as it concerns the continued adoption of chemistry solutions with lower overall impact on the environment. It is difficult to predict the pace of industry growth, the direction of oil and natural gas prices, the direction and magnitude of economic activity, the demand for professional chemistry products, and to what extent these conditions could affect the Company. However, reduced cash flow and capital availability could adversely impact the financial condition of the

Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company. This could cause a negative impact on the Company’s results of operations and cash flows.

Furthermore, if key suppliers were to experience significant cash flow constraints or become insolvent as a result of such conditions, a reduction or interruption in supplies or a significant increase in the price of supplies could occur, adversely impacting the Company’s results of operations and cash flows.

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

The Company’s inability to develop green alternatives to existing conventional products could result in loss of customers, as well as adversely affecting the Company’s future success and profitability.

The Company develops, markets and produces certain green alternatives to many existing products. If these green alternatives do not perform as well as existing conventional products, or if existing or new market competitors develop superior products, the Company’s revenue and profitability could be adversely affected.

Reduced unconventional oil and gas drilling could lessen the positive effects of a general recovery of the oil and gas industry.

The majority of the Company’s product offerings in its CT segment, other than professional chemistry products, are used in unconventional oil and gas operations. The Company has a small exposure to conventional oil and gas operations through activity in the Middle East and little or no exposure to the offshore sector. In the event that an industry recovery is disproportionately driven by conventional and offshore oil and gas operations, the Company may not have a resulting increase in its operational results.

The Company’s business, financial condition, operating results and ability to grow and compete may be affected adversely if adequate capital is not available.

The Company’s existing resources including cash on hand, may not be sufficient to finance operations and strategies. The Company may therefore need to rely on external financing sources, including commercial borrowings and issuances of debt and equity securities. The Company’s ability to procure debt financing, is dependent on, among other things, the willingness of banks and other financial institutions to lend into the Company’s industry and on their evaluation of the Company’s credit risk. There is no guarantee that the Company will be able to procure debt financing or, in the event that it is able to procure debt financing, that the financing will be on favorable terms and conditions or at favorable rates of interest. If the Company cannot access debt and equity financing on acceptable terms when required, the Company’s business, financial conditions and operating results may be adversely affected. Further the ability of the Company to grow and be competitive in the market place may be adversely impacted as the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or respond to competitive pressures.

Increased competition could exert downward pressure on prices charged for the Company’s products and services.

The Company operates in a competitive environment populated by large and small competitors. Competitors with greater resources and lower cost structures or who are trying to gain market share may be successful in providing competing products and services to the Company’s customers at lower prices than the Company currently charges. The Company operates in an environment with relatively low barriers to entry; employees of the Company may leave and compete directly with the

Company. This may require the Company to lower its prices, resulting in an adverse impact on revenues, margins, and operating results. Thus, competition could have a detrimental impact on the Company’s business.

If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, or is unable to maintain the registrations and certifications of its products and facilities, the Company’s business is likely to be adversely affected.

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and other methods to access markets and create a competitive advantage. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering, modifying or otherwise obtaining, infringing and/or using the Company’s technology, intellectual property or proprietary rights to create competitive products or services. The Company may not be able to enforce intellectual property rights outside of the U.S. Additionally, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as do the laws of the U.S. In each case, the Company’s ability to compete could be significantly impaired.

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

Certain of the Company’s products and facilities, especially those related to the professional chemistry products, have been registered with the EPA. The failure of the Company to maintain such EPA registrations could result in the inability of the Company to market or sell its products. In the event that the Company cannot maintain its registrations or licenses or is unable to procure new licenses or registrations for new products or in response to changes to regulatory requirements, the ability of the Company to sell its products and obtain revenue may be adversely affected.

The Company’s reliance on the ProFrac Agreement could adversely impact our financial condition, results of operations and cash flows.

The ProFrac Agreement, still in its first year, is a major source of the Company’s liquidity and we expect it to remain so over the term of the contract. If the Company became unable to execute the requirements of the agreement financially and operationally, from procuring inventory to meet the needs of ProFrac Services, LLC under the ProFrac Agreement and executing timely billing and collection, the Company’s liquidity could be adversely impacted. Further, our relationship with ProFrac Services, LLC may impact their competitors willingness to purchase products from the Company or to seek price concessions.

We are also dependent on ProFrac Services, LLC’s compliance in meeting their committed activity levels and paying for products provided in a timely basis, in accordance with the terms of the ProFrac Agreement. Our financial condition, results of operations and cash flows may be adversely impacted if ProFrac Services, LLC’s financial condition or its spending level under the ProFrac Agreement is negatively impacted.

ProFrac Services, LLC has the right to terminate the ProFrac Agreement, by providing written notice to the Company, after the occurrence of any of the following events: (i) the Company’s bankruptcy; (ii) the Company’s failure to produce and deliver the product in accordance with the specifications, or failure to timely deliver product, and the Company has been unable to cure such failure within a commercially reasonable period determined by ProFrac; (iii) the Company fails to meet pricing requirements set forth in the ProFrac Agreement; or (iv) the Company is affected by a force majeure event, and such force majeure event has not been remedied within 30 days of the initial occurrence of such event. ProFrac also has the right to terminate the ProFrac Agreement for any other material breach of the ProFrac Agreement by the Company, if capable of being cured, is not cured within 30 days after written notice. Termination of the ProFrac Agreement would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.

In the CT segment in aggregate, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2022 and 2021, totaled 73% and 44%, respectively. The Company has seen customer concentration risk increase due to the recent entry into the long-term supply agreement with ProFrac Services LLC. Outside the ProFrac Agreement customer relationships are substantially governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. Losses of customers also may occur due to product, service or pricing issues, as well as industry consolidation. The Company competes in a highly competitive environment and must work diligently to create and maintain productive customer relationships, and the failure to maintain those relationships could result in the loss of one or more key customers. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

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

The Company’s DA segment is dependent on its ability to source appropriate technical components for its Verax™ measurement system, certain of which are specialty products that are sole-sourced and are not easily replaceable with other sources. Any inability to source appropriate components in the future could result in significant difficulty supplying equipment or services to the Company’s customers.

Removal of members of management or directors may be difficult or costly.

The Company’s management and employees may have retention, employment or severance agreements in place. In the event that our employees, management or directors do not have the proper skills for management or operation of the Company, or the Company otherwise wishes to remove them from their position(s), the Company may be required to pay severance or similar payments. In addition, the loss of key management personnel or directors and the required transition may cause interruption in the operations, governance, strategies or management of the Company, which may significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.

Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reporting or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reports, the Company may not be able to provide reliable financial reporting, which in turn could affect the Company’s operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability of the Company to access capital markets in the future, and require additional costs to improve internal control systems and procedures.

Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.

The Company performs credit analysis on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries, which may provide more limited protection to the Company in the event of a dispute over payment. Because sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. The Company’s sales revenues are concentrated among customers operating in the oil and gas industry. Furthermore, the Company has seen an increase in concentration risk in 2022 which it anticipates to increase in 2023 and beyond as a result of the Company’s entry into the ProFrac Agreement. If one or more major customers are unwilling or unable to pay their debts to the Company, it could have an adverse effect of the Company’s financial results, liquidity and cash flows.

Failure to adapt to changing buying habits of the Company’s potential and existing customers could have a negative effect on the Company’s ability to attract and retain business.

The demographics and habits of the purchasing departments of many of the Company’s customers and potential customers is changing. Key decision makers may be less experienced and show different buying habits and approaches. Customers are increasingly requiring vendors to integrate with purchasing modules and are using advanced analytics to make purchasing decisions. If the Company does not adapt to these changing purchasing trends, the Company may not be able to attract or retain business.

Cyberattacks may have a significant and adverse impact on the Company’s operations and related financial condition.

The Company relies on access to information systems for operational, reporting and communication functions. Impairments of these systems, such as ransomware and network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Phishing attacks could result in sensitive or confidential information being released by the Company. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company’s policies and procedures, system monitoring and data back-up processes may not prevent or detect potential disruptions or breaches in a timely or effective manner. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. While the Company does carry cybersecurity insurance, the coverage and amount of such insurance may not be sufficient to adequately compensate the Company for cybersecurity loss.

Unforeseen contingencies such as litigation could adversely affect the Company’s financial condition.

The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving alleged injuries arising from the use of Company products, exposure to hazardous substances, patent infringement, employment matters, commercial disputes, claims related to adverse physical reactions to the Company’s products such as rashes or allergic reactions and shareholder lawsuits. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have might be insufficient or unavailable to protect against potential loss exposures.

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

The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes, to successfully integrate the operations of any businesses acquired, to enhance existing product and service lines, and potentially expand into new product and service areas in which the Company may not have prior experience. Factors that could result in strategic business difficulties include, but are not limited to:
•failure to effectively integrate acquisitions, joint ventures or strategic alliances;
•failure to effectively integrate and perform on the ProFrac Agreement;
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

The Company’s potential future acquisitions, joint ventures, and divestitures involve risks that could adversely affect the Company’s business. Negotiations of potential acquisitions, joint ventures, or other strategic relationships, integration of newly acquired businesses, and/or sales of existing businesses could be time consuming and divert management’s attention from other business concerns. Acquisitions and joint ventures could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions and joint ventures could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additionally, acquisitions could result in the commitment of capital resources without the realization of anticipated returns. Divestitures could result in the loss of future earnings without adequate compensation and the loss of unrealized strategic opportunities.

The Company’s ability to use net operating losses and tax attribute carryforwards to offset future taxable income may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize existing NOLs and tax attribute carryforwards for taxable years including or following an identified “ownership change.” Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an “ownership change.” Moreover, we believe the convertible notes and warrants transactions with ProFrac Holdings, LLC may substantially impact our ability to use NOLs.

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

Less than 10 % of the Company’s revenue for the year ended December 31, 2022 was from customers based outside of the U.S. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:
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

Collections from international customers could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are sold.

The Company’s international operations must be compliant with the Foreign Corrupt Practices Act and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The current sanctions imposed on trade with Russia does not currently impact because the Company does not have any activity within that Region. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. The Company conducts, and will continue to conduct, business in currencies other than the U.S. dollar. Historically, the Company has not hedged against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.

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

Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and services and adversely affect the Company’s business, financial condition, results of operations, stock price or access to capital markets.

Climate change, environmental, social and governance (“ESG”) initiatives and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where the Company operates, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from the Company’s operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued political and regulatory initiatives to reduce the reliance upon oil and natural gas, demand for hydrocarbons may be reduced, which could have an adverse effect on the Company’s business, financial condition, and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and natural gas industry and therefore significantly reduce the value of the Company’s business.

Certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in financing of conventional energy-related activities due to concerns about climate change, which could make it more difficult for our customers and for the Company to finance our respective businesses. Increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase the Company’s costs or otherwise adversely affect our business or results of operations.

In addition, some organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward the Company and our industry and to the diversion of investment to other companies or industries, which could have a negative impact on the price of the Company’s securities and our access to and cost of capital.

Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for the Company’s products and services, and could materially adversely affect the Company’s business, financial condition, results of operations, stock price or access to capital markets.

The persistence and/or emergence of new pandemic threats can significantly reduce demand for our services and adversely impact our financial condition, results of operations and cash flows.

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

Demand for many of the Company’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s products and services is particularly sensitive to levels of activity in the upstream, downstream and midstream sectors, and the corresponding capital spending by oil and natural gas companies, including national oil companies. While capital spending programs for domestic producers appear to be improving, uncertainties around the potential for longer-term weakness in oil and natural gas prices could reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas related products and services, which could have a material adverse effect on the Company’s revenue and profitability.

Events in global credit markets can significantly impact the availability of credit and associated financing costs for many of the Company’s customers. Many of the Company’s upstream customers finance their drilling and completion programs through third-party lenders or public debt offerings. Lack of available credit or increased costs of borrowing may cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services.

A continuous period of swings in oil and natural gas prices could result in further reductions in demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.

The markets for the Company’s products, especially oil and gas markets, have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending levels. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Future declines in oil or gas prices could adversely affect the Company’s business, financial condition, and results of operations. The Company presently does not hedge oil and natural gas prices.

New and existing competitors within the Company’s industries could have an adverse effect on results of operations.

The industries in which the Company competes are highly competitive. The Company’s principal competitors include numerous small companies capable of competing effectively in the Company’s markets on a local basis, as well as a number of large companies that possess substantially greater financial and other resources. Larger competitors may be able to devote greater resources to developing, promoting, and selling products and services. The Company may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to the Company’s customers. As a result of this competition, the Company could experience lower sales or greater operating costs, which could have an adverse effect on the Company’s margins and results of operations.

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

Investor sentiment and public perception related to the oil and natural gas industry and to ESG initiatives could increase costs of capital and reporting requirements and impact operations.

There are increasing financial risks for oil and natural gas producers, as stockholders and bondholders currently invested in oil and natural gas companies and concerned about the potential effects of climate change, ESG and other sustainability-related issues may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors, or into competitors who are perceived to have stronger ESG practices and disclosures. The Company’s ESG practices and disclosures may not satisfy investor requirements or their requirements may not be made known to the Company. The Company may continue to face increasing pressure regarding our ESG practices and disclosures, which pressures have intensified recently in connection with significant societal events and worldwide efforts to mitigate climate change.

The Company has developed, and will continue to develop, goals and other objectives related to ESG and sustainability matters. Statements related to these goals and objectives reflect the Company’s current plans and do not constitute a guarantee that they will be achieved. The Company’s ability to achieve any stated goal or objective is subject to numerous factors and conditions, some of which are outside of the Company’s control. The Company’s efforts to accurately report on ESG and sustainability matters, including our efforts to research, establish, accomplish and accurately report on goals and objectives, expose us to numerous operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on ESG and sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. The Company’s processes and controls for reporting on ESG and sustainability matters, including our goals and objectives, may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including any climate change and sustainability-related public company disclosure requirements adopted by the SEC, and such standards may change over time, which could result in significant revisions to the Company’s current ESG practices and disclosures.

The lending and investment practices of institutional lenders and investors have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, not to provide funding for oil and natural gas producers, and some lenders and insurers have announced that they will not lend to or provide insurance for oil and natural gas companies. Limitation of investments in and financings for oil and natural gas could result in the restriction, delay, or cancellation of drilling and completion programs or development of production activities. An increasing number of the Company’s customers consider sustainability factors in awarding work. If the Company is unable to meet the ESG standards or investment criteria set by our customers, investors and other parties, which continue to evolve, if we are unable to successfully continue our sustainability enhancement efforts, or if, notwithstanding our own efforts, our industry becomes the focus of increasing ESG and sustainability related pressures, the Company may lose customers and investors and/or the Company’s cost of capital may increase.

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

The market price of the Company’s common stock is subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate:
•variations in the Company’s quarterly results of operations;
•changes in market valuations of companies within the Company’s industry;
•fluctuations in stock market prices and volume;
•fluctuations in oil and natural gas prices;
•issuances of common stock or other securities in the future, including debt or warrants convertible into the Company’s common stock and earnings per share;
•additions or departures of key personnel;
•inability to perform the ProFrac Agreement
•announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures; and
•negative statements made by external parties about the Company’s business in public forums.

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

If the Company cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist the Company’s common stock.

The Company’s common stock is currently listed on the NYSE. In the future, if it is not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, the Company’s common stock may be delisted. If the Company is unable to satisfy the NYSE criteria for continued listing, its common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by, among other things, reducing the liquidity and market price of its common stock; reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition or securities. As of the date of filing our consolidated financial statements, the Company’s common stock price is less than $1.00.

The Company’s relationship with ProFrac Services LLC and certain of its affiliates may create a conflict of interest.

The Company derived 59% of its revenue for the year ended December 31, 2022 from ProFrac Services LLC. In addition to being the Company’s largest customer, certain affiliates of ProFrac Services LLC, entered into various convertible debt transactions with the Company during 2022 (see Note 10, “Debt and Convertible Notes Payable” and Note 18, “Related Party Transactions,” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report). During 2023, the convertible debt instruments are expected to be converted into the Company’s common shares and pre-funded warrants. ProFrac Holdings, LLC also has the right to elect four out of seven Board members and currently consolidates Flotek in their financial results.

In connection with the conversion of the convertible debt, ProFrac Holdings, LLC or its affiliates are expected to become the Company’s largest shareholder during 2023. As a result of the operational and financial relationship with ProFrac Services LLC and its affiliates, as both a significant customer and a majority shareholder, certain conflicts of interest may occur.

Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s common stock price.

The Company is currently authorized to issue up to 240,000,000 shares of common stock. The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders’ ownership interests. Additional shares are subject to issuance through various convertible debt securities, equity compensation plans or through the exercise of currently outstanding equity awards. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.

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

The trading market for the Company’s securities may be affected by the research and reports that industry or securities analysts publish about the Company or its business. The Company does not have any control over these analysts. If analysts do not cover the Company on a regular basis or if one or more analysts cease coverage of the Company or fail to regularly publish reports about the Company, the Company could lose visibility in the financial markets, which in turn could cause the Company’s securities prices or trading volumes to decline. If one or more of such analysts publish negative reports about the Company, the Company’s securities prices would likely decline. These occurrences could have an effect on the price investors could receive from the sale of the Company’s securities.

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

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting.

Internal controls must be evaluated continuously and be properly designed and executed by a sufficient level of properly trained staff to maintain adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified a material weakness in the design and operation of internal controls related to accounting for leases, prepaid assets and related-party revenues. We have begun designing and implementing measures to improve our internal controls over financial reporting and to remediate this material weakness. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our company. We expect these systems and controls to involve significant expenditures and to may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.

General Risk Factors

If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.

The Board is currently searching for the Company’s next Chief Executive Officer and the length of time taken to select and appoint the appropriate person could adversely impact our operations and strategic business initiatives. The Company depends on the continued service of the President, and Chief Financial Officer and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. The Company has entered into employment agreements with certain of these key members. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives.

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

The Company maintains cash in excess of Federal Deposit Insurance Corporation (“FDIC”) protections therefore we may be at risk of losing cash on hand as a result of financial institution insolvency, which may be exacerbated by the recent unstable market and economic conditions and adverse developments with respect to the financial institutions.

The closures of Silicon Valley Bank (“SVB”) and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. The Department of the Treasury, the Federal

Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits. As of the date of this Annual Report on Form 10-K, our exposure to SVB and Signature Bank is immaterial, however, we maintain cash balances at third-party financial institutions in excess of FDIC insurance protections. If the financial institution with which we deposit our cash were to become insolvent or were to be placed into receivership, we may be unable to access our capital or adequately fund our business for a prolonged period of time, or at all. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

The consolidated financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the consolidated financial statements included in this Annual Report. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 18, “Related Party Transactions” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report). It is not certain that the Company’s cash and other current assets and forecasted operating cash flows currently expected to be generated from the ongoing execution of the ProFrac Agreement will provide the Company with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements contained in this Annual Report are issued.

Our independent registered public accounting firm has included an explanatory paragraph in its opinion on the Company’s consolidated financial statements with respect to the substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, obtaining higher prices for its products and services, increasing the percentage of its sales from higher margin products, monetizing non-core assets, and reducing expenses. However, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Disclaimer of Obligation to Update

Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these risk factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions, or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2022, the Company operates two manufacturing, warehouse and research facilities in the U.S. Internationally, the Company has a warehouse and research facility in Calgary, Alberta, Canada and a warehouse in Dubai, United Arab Emirates. The Company also has sales offices in Dubai, United Arab Emirates and Calgary, Alberta, Canada. The Company owns two of these facilities and the remainder are leased with lease terms that expire from 2023 through 2030. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Chemistry Technologies	Owned	Marlow, Oklahoma
Chemistry Technologies	Owned	Raceland, Louisiana
Chemistry Technologies	Leased	Dubai, United Arab Emirates
Chemistry Technologies	Leased	Calgary, Alberta
Chemistry Technologies	Leased	Raceland, Louisiana
Chemistry Technologies	Leased	Houston, Texas
Data Analytics	Leased	Austin, Texas
The Company sold its Waller, Texas facility on April 18, 2022 and its warehouse facility in Monahans, Texas on December 22, 2022.
Item  3. Legal Proceedings
Litigation
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
On October 29, 2021, the Company reached an agreement (“the ADM Settlement) with Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company (“FCC”) and other parties to pay $1.75 million and resolve all claims between the parties in relation to lawsuit claiming damages relating to the terpene supply agreement between Flotek Chemistry, LCC (“Flotek Chemistry”), a wholly owned subsidiary of the Company and FCC. The one-time payment of $1.75 million from Flotek to ADM was paid on January 3, 2022 and the terpene supply agreement is confirmed terminated, eliminating the prior obligation to purchase 10.5 million pounds of terpene through 2023.
The Company is subject to other routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
See Note 13, “Commitments and Contingencies” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this
Annual Report.
Item  4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007, under the stock ticker symbol “FTK.” As of the close of business on March 13, 2023, there were approximately 8,782 holders of record. The Company’s closing sale price of the common stock on the NYSE on March 21, 2023 was $0.84. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2022, is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,849,554	$1.16	2,767,906
(1) Includes shares for outstanding stock options (3,821,875 shares), restricted stock awards (2,299,679 shares), and restricted stock unit share equivalents (228,000 shares).
(2) The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards, restricted stock unit equivalents, and rights that have no exercise price.
Unregistered Sales of Equity Securities
The PIPE transaction, Contract Consideration Convertible Notes Payable and Prefunded Warrants (Note 10, “Debt and Convertible Notes Payable” and Note 14, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements contained in Part II, Item 8) were exempted from the registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws.

Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended December 31, 2022, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1, 2022 to October 31, 2022	1,624	$1.00
November 1, 2022 to November 30, 2022	—	—
December 1, 2022 to December 31, 2022	27,759	$1.12
Total	29,383
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. As a result of many risks and uncertainties, including those factors set forth in Item 1A -Risk Factors of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Forward-Looking Statements.” These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by applicable law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.
Executive Summary

Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company serves specialty chemistry needs for both domestic and international energy markets.
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing Research and Innovation advanced laboratory capabilities.
The Company’s CT segment develops, manufactures, packages, distributes, delivers, and markets green, specialty chemicals that help their customers meet their ESG and operational goals, and aim to enhance the profitability of hydrocarbon producers.

The Company’s DA segment enables users to maximize the value of their hydrocarbon associated processes by providing real-time data and analytics associated with the streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing, and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
During 2022 the Company entered into the ProFrac Agreement, (see Note 10, “Debt and Convertible Notes Payable” and Note 18, “Related Party Transactions”) which has resulted in a significant increase in revenue for the year ended December 31, 2022.
Company Overview
Chemistry Technologies
We believe that the Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customer’s value by elevating their ESG performance, lowering operational costs, and delivering improved return on invested capital. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of its desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.

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

Data Analytics

The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical properties are delivered simultaneously on their refined fuels, natural gas liquids (“NGLs”), natural gas, crude oil, and condensates using the industry’s only field-

deployable, in-line optical near-infra-red spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every 15 seconds.

We believe customers using this technology have obtained significant benefits including additional profits by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, and ensuring product quality while reducing giveaways i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a line of Verax™ analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.

Research & Innovation
R&I supports the acceleration of ESG solutions for both segments through green chemistry formulation, specialty chemical formulations, EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing.

Consolidated Results of Operations (in thousands)

	Years ended December 31,
	2022	2021
Revenue
Revenue from external customers	$54,344	$39,627
Revenue from related party	81,748	3,641
Total revenues	136,092	43,268
Cost of sales	142,792	40,012
Cost of sales %	104.9%	92.5%
Gross profit (loss)	(6,700)	3,256
Gross profit (loss) %	(4.9)%	7.5%
Selling, general and administrative	27,124	20,166
Selling, general and administrative %	19.9%	46.6%
Depreciation	734	1,011
Research and development	4,438	5,537
Gain on disposal of property and equipment	(2,916)	(94)
Gain on lease termination	(584)	—
Gain in fair value of contract consideration convertible notes payable	(75)	—
Impairment of goodwill	—	8,092
Loss from operations	(35,421)	(31,456)
Operating margin %	(26.0)%	(72.7)%
Paycheck protection plan loan forgiveness	—	881
Interest expense and other income, net	(6,906)	9
Loss before income taxes	(42,327)	(30,566)
Income tax benefit	22	40
Net loss	$(42,305)	$(30,526)
Net loss %	(31.1)%	(70.6)%

Consolidated revenue for the year ended December 31, 2022, increased $92.8 million, or 215% versus the same period of 2021. The significant increase in revenue during the year ended December 31, 2022 is driven primarily by activity under the ProFrac Agreement which commenced in the second quarter of 2022 and continued increased activity with new and existing customers both domestic and international, particularly in the CT segment.

Consolidated cost of sales for the year ended December 31, 2022, increased $102.8 million, or 257% versus the same period of 2021 .The increase is primarily driven by the activity with ProFrac Services, LLC and higher freight and equipment rental costs due to the increased volume of business. Cost of sales in 2021 was positively impacted by the release of accrued costs of $7.6 million subsequent to the agreement of a settlement with ADM, see Note 13, “Commitments and Contingencies”.

Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the year ended December 31, 2022, increased $7.0 million, or 35%, versus the same period of 2021. The increase in SG&A expenses is driven primarily by higher personnel costs to facilitate the increase in operational activity, and professional fees. For the year ended December 31, 2021, personnel costs were lower due to the receipt of a $2.9 million payroll tax credit from the Employee Retention Credit, (“ERC”) a provision set up to assist employers during the pandemic. The increase in professional fees of $1.8 million is attributable mainly to fees incurred in assessing alternative strategies to raise capital, partially offset by lower legal fees.
Depreciation expense decreased $0.3 million, or 27% for the year ended December 31, 2022, versus the same period of 2021 partially driven by the assets held for sale that were ultimately sold during the year ended December 31, 2022 and also by assets becoming fully depreciated.
Research and development (“R&D”) costs decreased $1.1 million, or 20% for the year ended December 31, 2022, versus the same period of 2021 driven by lower personnel costs as a result of headcount reductions from 2021 to 2022.
Loss from operations increased by $4.0 million, or 13% for the year ended December 31, 2022, versus the same period in 2021. Loss from operations for the year ended December 31, 2021 was positively impacted by the release of accrued costs of $7.6 million subsequent to the agreement of a settlement with ADM, see Note 13, “Commitments and Contingencies”. Excluding the ADM credit, loss from operations decreased $3.6 million, or 9% year on year. The improvement is driven by increased revenue and gross margin, the gain on disposal of property and equipment from the sale of the Waller, Texas and Monahans, Texas facilities and the gain on lease termination partially offset by increased SG&A expenses.
Loss before income taxes for the year ended December 31, 2022, was impacted by interest charges of $7.1 million compared to $0.1 million for the same period in 2021. The increased interest cost is driven by paid-in-kind interest on the Convertible Notes Payable issued in connection with the PIPE transaction conducted in February 2022 and the Contract Consideration Convertible Notes Payable. Loss before income taxes for the year ended December 31, 2021was positively impacted by a $0.9 million gain from the forgiveness of the JP3 Paycheck Protection Program (“PPP”) loan.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Years ended December 31,
	2022	2021
Revenue from external customers	$48,960	$35,288
Revenue from related party	81,618	3,641
Loss from operations	(14,729)	(5,466)

CT revenue from external customers for the year ended December 31, 2022, increased $13.7 million, or 39%, compared to 2021 due to increased domestic and international sales with both new and existing customers. Revenue from related parties increased $78.0 million, or 2,142% driven by the ProFrac Agreement which commenced in the second quarter of 2022.
Loss from operations for the CT segment for the year ended December 31, 2022 increased $9.3 million, or 169%, compared to 2021. The decline is driven by the low gross margin due to amortization of the contract asset, early payment discounts given to customers, start up costs relating to the ProFrac Agreement and a one time inventory write down of $1.0 million relating to the decision to cease the manufacture and sale of hand sanitizers. Cost of sales for the year ended December 31, 2021 benefited from the release of accrued costs relating to the ADM settlement of $7.6 million, see Note 13, “Commitments and Contingencies”.

Data Analytics Results of Operations:

	Years ended December 31,
	2022	2021
Revenue from external customers	$5,384	$4,339
Revenue from related party	130	—
Loss from operations	(2,877)	(12,168)

DA revenue for the year ended December 31, 2022, increased $1.0 million, or 24%, compared to revenue for 2021. The increase is driven by significant revenues with three new customers and several existing customers. Related party revenue has increased by $0.1 million compared to 2021 relating to services provided to ProFrac Services, LLC.

Loss from operations for the DA segment for the year ended December 31, 2022 decreased $9.3 million, or 76%, compared to 2021. The improvement is primarily due to 2021 being impacted by a goodwill impairment charge of $8.1 million and the increase in revenue and gross margin for the year ended December 31, 2022.

Corporate and Other Results of Operations:

	Years ended December 31,
	2022	2021
Loss from operations	$(17,815)	$(13,822)

Loss from operations for the year ended December 31, 2022 increased by $4.0 million, or 29% compared to 2021 attributable to an increase in personnel costs and professional fees. Personnel costs in 2021 included a $2.9 million payroll tax credit from the ERC provision. Increased professional fees were driven by fees incurred in assessing alternative strategies to raise capital, partially offset by lower legal fees.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and to the funding of working capital requirements. During 2022, the Company funded working capital requirements with net cash proceeds from the issuance of Convertible Notes Payable for $20.1 million, prefunded warrants issued for $19.5 million, and cash on hand.
As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $12.3 million, as compared to $11.5 million at December 31, 2021. During the year ended December 31, 2022, the Company had an operating loss of $35.4 million, $44.6 million of cash used in operating activities, $5.3 million of cash provided by investing activities and $38.3 million of cash provided by financing activities.
Going Concern
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 18, “Related Party Transactions”). It is not

certain that the Company’s cash and other current assets and our forecasted operating cash flows currently expected to be generated from the ongoing execution of the ProFrac Agreement will provide the Company with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company is evaluating strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, obtaining higher prices for its products and services, increasing the percentage of its sales from higher margin products, monetizing non-core assets, and reducing expenses. However, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Years ended December 31,
	2022	2021
Net cash used in operating activities	$(44,632)	$(25,840)
Net cash provided by investing activities	5,331	112
Net cash provided by (used in) financing activities	38,267	(372)
Effect of changes in exchange rates on cash and cash equivalents	100	100
Net change in cash, cash equivalents and restricted cash	$(934)	$(26,000)
Operating Activities
Net cash used in operating activities was $44.6 million and $25.8 million during the year ended December 31, 2022 and 2021, respectively. Consolidated net loss for the year ended December 31, 2022 and 2021, were $42.3 million and $30.5 million, respectively.
During the year ended December 31, 2022, non-cash positive adjustments to net loss totaled $12.8 million as compared to $4.2 million for the same period of 2021.
•For the year ended December 31, 2022, non-cash positive adjustments included paid-in-kind interest on the Convertible Notes Payable and Contract Consideration Convertible Notes Payable of $6.0 million, amortization of contract assets and convertible note issuance costs of $3.4 million and $1.0 million, respectively and stock compensation expense of $3.3 million. The non-cash adjustment for the provision for excess and obsolete inventory was $1.7 million and depreciation was $0.7 million. These were offset by adjustments for the gain on sale of property and and equipment of $2.9 million, attributable to the facility sales and the gain on lease termination of $0.6 million relating to the early termination of a lease on a Canadian facility.
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
During the year ended December 31, 2022, changes in working capital used $15.2 million of cash as compared to providing $0.5 million for the same period of 2021.
•For the year ended December 31, 2022, changes in working capital resulted primarily from increases in accounts receivable including related party and inventories of $28.7 million and $7.9 million, respectively, due to the significant increase in revenues. Contract assets increased $3.6 million related to transaction fees paid, associated with Contract

Consideration Notes Payable. This is partially offset by an increase of accounts payable of $25.8 million, attributable to the increase in activity.
•For the year ended December 31, 2021, changes in working capital resulted primarily from increases in accounts receivable and other current assets of $2.0 million and accounts payable of $1.8 million. This has been offset by decreases in inventories and income taxes receivable of $2.1 million and accrued liabilities of $1.4 million.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 was $5.3 million primarily from the sale of the facilities in Waller, Texas and Monahans, Texas which closed on April 18, 2022 and December 22, 2022, respectively, resulting in cash proceeds of $5.8 million, partially offset by capital additions. Net cash provided by investing activities for the year ended December 31, 2021 was immaterial.
Financing Activities
Net cash provided by financing activities was $38.3 million for the year ended December 31, 2022, primarily from the proceeds of the issuance of convertible notes of $21.2 million and prefunded warrants of $19.5 million, partially offset by issuance costs of $2.3 million. Net cash used in financing activities was $0.4 million for the year ended December 31, 2021, primarily for purchases of common stock related to tax withholding requirements.
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
Contract Assets

The Company’s contract assets represent consideration issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 10, “Debt and Convertible Notes Payable”) and other incremental costs related to obtaining the ProFrac Agreement. The contract assets are amortized over the term of the ProFrac Agreement (10 years) based on forecasted revenues. As goods are transferred to ProFrac Services, LLC, the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future. Significant or unanticipated changes to our forecast could impact the recoverability of the contract assets.
Reserve for Excess and Obsolete Inventory
Inventories consist of raw materials and finished goods and are stated at the lower of cost, or market determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead.
The Company reviews inventories on hand and current market conditions to determine if the cost of raw materials and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. Write-downs or write-offs of inventory are charged to cost of sales.
At December 31, 2022 and 2021, the reserve for excess and obsolete inventory was $8.2 million and $10.1 million, or 34.3% and 51.8% of inventory, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess and obsolete inventory.

Fair Value of Contract Consideration Convertible Notes Payable

The Company accounts for the Contract Consideration Convertible Notes Payable as discussed in Note 10, “Debt and Convertible Notes Payable” issued related to obtaining the ProFrac Agreement, as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation”. Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date with the change in fair value included in the consolidated statements of operations. The Company estimates the fair value of the Contract Consideration Convertible Notes Payable by means of a Monte Carlo simulation which utilizes key inputs such as the risk-free interest rate, stock price, expected volatility and term until liquidation. Significant changes to the key inputs such as the Company’s stock price and volatility would impact the estimated fair value.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements,” in Part II, Item 8 — “Financial Statements” of this Annual Report.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk from changes in raw material prices, freight costs, and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates, commodity prices or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Foreign Currency Exchange Risk
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and has limited exposure to foreign currency risk in its international operations. During 2022, approximately 0.74% of revenue was denominated in non-U.S. dollar currencies and substantially all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has not historically used swaps or foreign currency hedges, however, the Company may utilize swaps or foreign currency hedges in the future.

Commodity Risk
The Company, and the CT segment in particular, primarily relies upon supply relationships to meet many of its raw material needs. Price increases are passed along to the Company’s customers, where applicable or possible. The Company presently does not utilize commodity derivative instruments but may consider utilizing forms of hedging to mitigate the effects of rising commodity prices on its supplies, in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors Flotek Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2022 due to the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Recoverability of contract assets

As described in Note 2 to the Company’s consolidated financial statements, the Company’s contract assets represent consideration issued in the form of convertible notes and other incremental costs related to obtaining a contract with ProFrac Services, LLC, a related party customer. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of revenue the Company expects to receive in the future for the transfer of goods under the long-term supply agreement and the amendment to that agreement (collectively, the ProFrac Agreement) less the direct costs that relate to providing those goods in the future. As described in Note 4, the Company had recorded contract assets, net of $79.7 million as of December 31, 2022.

We identified the evaluation of the recoverability of contract assets as a critical audit matter. There was subjective auditor judgement in evaluating the key assumptions used in the Company’s contract asset recoverability assessment, specifically the forecasted product revenue and related forecasted costs to provide products over the term of the ProFrac Agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s contract assets recoverability assessment, including controls over the development of forecasted revenue and costs over the term of the ProFrac Agreement. To assess the Company’s ability to forecast revenue and costs, we compared revenue and cost forecasts for the current year to actual results. We performed sensitivity analyses over the Company’s contract asset recoverability assessment by evaluating the effect of changes in the forecasted revenue and costs over the term of the ProFrac Agreement. We assessed the reasonableness of forecasted revenue and costs by considering whether such amounts were consistent with evidence obtained in other areas of the audit.

  /s/    KPMG LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 22, 2023

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,290	$11,534
Restricted cash	100	1,790
Accounts receivable, net of allowance for doubtful accounts of $623 and $659 at December 31, 2022 and December 31, 2021, respectively	19,136	11,997
Accounts receivable, related party	22,683	1,300
Inventories, net	15,720	9,454
Other current assets	4,045	3,762
Current contract assets	7,113	—
Assets held for sale	—	2,762
Total current assets	81,087	42,599
Long-term contract assets	72,576	—
Property and equipment, net	4,826	5,296
Operating lease right-of-use assets	5,900	2,041
Deferred tax assets, net	404	279
Other long-term assets	17	29
TOTAL ASSETS	$164,810	$50,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,375	$7,616
Accrued liabilities	8,984	8,996
Income taxes payable	97	4
Interest payable	130	82
Current portion of operating lease liabilities	3,328	602
Current portion of finance lease liabilities	36	41
Current portion of long-term debt	2,052	1,436
Convertible notes payable	19,799	—
Contract consideration convertible notes payable	83,570	—
Total current liabilities	151,371	18,777
Deferred revenue, long-term	44	91
Long-term operating lease liabilities	8,044	7,779
Long-term finance lease liabilities	19	53
Long-term debt	2,736	3,352
TOTAL LIABILITIES	162,214	30,052
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 83,915,918 shares issued and 77,788,391 shares outstanding at December 31, 2022; 79,483,837 shares issued and 73,461,203 shares outstanding at December 31, 2021	8	8
Additional paid-in capital	388,177	363,417
Accumulated other comprehensive income	181	81
Accumulated deficit	(351,519)	(309,214)
Treasury stock, at cost; 6,127,527 and 6,022,634 shares at December 31, 2022 and December 31, 2021, respectively	(34,251)	(34,100)
Total stockholders’ equity	2,596	20,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,810	$50,244

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2022	2021
Revenue:
Revenue from external customers	$54,344	$39,627
Revenue from related party	81,748	3,641
Total revenues	136,092	43,268
Cost of sales	142,792	40,012
Gross profit (loss)	(6,700)	3,256
Operating costs and expenses:
Selling, general, and administrative	27,124	20,166
Depreciation	734	1,011
Research and development	4,438	5,537
Gain on disposal of property and equipment	(2,916)	(94)
Gain on lease termination	(584)	—
Gain on fair value of contract consideration convertible notes payable	(75)	—
Impairment of goodwill	—	8,092
Total operating costs and expenses	28,721	34,712
Loss from operations	(35,421)	(31,456)
Other income (expense):
Paycheck protection plan loan forgiveness	—	881
Interest expense	(7,051)	(78)
Other income, net	145	87
Total other income (expense)	(6,906)	890
Loss before income taxes	(42,327)	(30,566)
Income tax benefit	22	40
Net loss	$(42,305)	$(30,526)

Loss per common share:
Basic	$(0.57)	$(0.42)
Diluted	$(0.57)	$(0.42)

Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	74,425	73,361
Weighted average common shares used in computing diluted loss per common share	74,425	73,361

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2022	2021
Net loss	$(42,305)	$(30,526)
Other comprehensive income:
Foreign currency translation adjustment	100	100
Comprehensive Loss	$(42,205)	$(30,426)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,305)	$(30,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(25)	(808)
Change in fair value of contract consideration convertible notes payable	(75)	—
Amortization of convertible note issuance cost	1,002	—
Paid-in-kind interest expense	5,956	—
Amortization of contract assets	3,371	—
Depreciation	734	1,011
Provision for doubtful accounts, net of recoveries	203	(127)
Inventory purchase commitment settlement	—	(7,633)
Provision for excess and obsolete inventory	1,734	623
Impairment of goodwill	—	8,092
Gain on sale of property and equipment	(2,916)	(94)
Gain on lease termination	(584)	—
Non-cash lease expense	226	279
Stock compensation expense	3,325	3,757
Deferred income tax benefit	(125)	(56)
Paycheck protection plan loan forgiveness	—	(881)
Changes in current assets and liabilities:
Accounts receivable	(7,342)	(106)
Accounts receivable, related party	(21,383)	(1,300)
Inventories	(7,917)	1,760
Income taxes receivable	14	381
Other assets	(285)	(609)
Contract assets	(3,600)	—
Accounts payable	25,760	1,829
Accrued liabilities	(34)	(860)
Operating lease liabilities	(507)	(603)
Income taxes payable	93	(17)
Interest payable	48	48
Net cash used in operating activities	(44,632)	(25,840)
Cash flows from investing activities:
Capital expenditures	(421)	(39)
Proceeds from sale of assets	5,752	151
Net cash provided by investing activities	5,331	112
Cash flows from financing activities:
Proceeds from issuance of convertible notes	21,150	—
Payment of issuance costs of convertible notes	(1,084)	—
Proceeds from issuance of warrants	19,500	—
Payment of issuance costs of stock warrants	(1,170)	—
Payments to tax authorities for shares withheld from employees	(224)	(390)
Proceeds from issuance of stock	133	80
Payments for finance leases	(38)	(62)
Net cash provided by (used in) financing activities	38,267	(372)
Effect of changes in exchange rates on cash and cash equivalents	100	100
Net change in cash, cash equivalents and restricted cash	(934)	(26,000)
Cash and cash equivalents at the beginning of period	11,534	38,660
Restricted cash at the beginning of period	1,790	664
Cash and cash equivalents and restricted cash at beginning of period	13,324	39,324
Cash and cash equivalents at end of period	12,290	11,534
Restricted cash at the end of period	100	1,790
Cash, cash equivalents and restricted cash at end of period	$12,390	$13,324
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021
(In thousands of U.S. dollars and shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(42,305)	(42,305)
Foreign currency translation adjustment	—	—	—	—	—	100	—	100
Stock issued under employee stock purchase plan	—	—	(40)	—	140	—	—	140
Restricted stock granted	1,533	—	—	—	—	—	—	—
Restricted stock forfeited	(3)	—	30	—	—	—	—	—
Restricted stock units vested	144	—	—	—	(31)	—	—	(31)
Stock compensation expense	—	—	—	—	3,325	—	—	3,325
Shares withheld to cover taxes	(35)	—	115	(151)	(42)	—	—	(193)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Conversion of notes to common stock	2,793	—	—	—	3,038	—	—	3,038
Balance, December 31, 2022	83,916	$8	6,127	$(34,251)	$388,177	$181	$(351,519)	$2,596

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(30,526)	(30,526)
Foreign currency translation adjustment	—	—	—	—	—	100	—	100
Stock issued under employee stock purchase plan	—	—	(136)	—	80	—	—	80
Restricted stock granted	1,702	—	—	—	—	—	—	—
Restricted stock forfeited	(284)	—	422	—	—	—	—	—
Restricted units vested	86	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,757	—	—	3,757
Shares withheld to cover taxes	(76)	—	155	(273)	(150)			(423)
Other (1)	(613)	—	—	24	9	—	—	33
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
(1) See Note 14, “Stockholders’ Equity” for further discussion.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek Industries, Inc. (“Flotek” or the “Company”) creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance.
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
The Company’s two operating segments, CT and DA, are both supported by its Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 19, “Business Segment, Geographic and Major Customer Information.”
Going Concern
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 18, “Related Party Transactions”). It is not certain that the Company’s cash and other current assets and our forecasted operating cash flows currently expected to be generated from the ongoing execution of the ProFrac Agreement will provide the Company with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company is evaluating strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, obtaining higher prices for its products and services, increasing the percentage of its sales from higher margin products, monetizing non-core assets, and reducing expenses. However, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Flotek Industries, Inc. and subsidiaries it controls.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash is $0.1 million and $1.8 million as of December 31, 2022 and December 31, 2021, respectively. The Company’s restricted cash as of December 31, 2022 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution. The restricted cash balance as of December 31, 2021 included cash maintained in accordance with the credit card program and cash held in escrow of $1.75 million for amounts due under the terms of the legal settlement discussed in Note 13, “Commitments and Contingencies”.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable and Accounts receivable, related party, arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate allowance for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for doubtful accounts charged to operating expense.

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
Changes in the allowance for doubtful accounts are as follows (in thousands):

	Years ended December 31,
	2022	2021
Balance, beginning of year	$659	$1,316
Charges to provision for doubtful accounts, net of recoveries	203	(127)
Write-offs	(239)	(530)
Balance, end of year	$623	$659
As of December 31, 2022 and 2021 the Company has not recorded an allowance for doubtful accounts for the related party accounts receivable, including ProFrac Services, LLC.
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 10, “Debt and Convertible Notes Payable”) and other incremental costs related to obtaining the ProFrac Agreement. The contract assets are amortized over the term of the ProFrac Agreement (10 years) based on forecasted revenues as goods are transferred to ProFrac Services, LLC and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations.

The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. Based on our tests of recoverability, we did not identify an impairment of the contract assets during the year ended December 31, 2022.

Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
materials and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. Write-downs or write-offs of inventory are charged to cost of sales.

Property and equipment
Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including operating lease right-of-use assets (“ROU”), is calculated using the straight-line method over the shorter of the lease term or the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-30 years
Machinery and equipment	7-10 years
Furniture and fixtures	3 years
Land improvements	20 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years
Property and equipment, including ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable, the Company first compares the carrying amount of an asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset, the Company will determine the fair value of the asset or asset group. The amount of impairment loss recognized is the excess of the asset or asset group’s carrying amount over its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments of property and equipment and ROU assets during the years ended December 31, 2022 and 2021.
Assets to be disposed of are reported as assets held for sale at the lower of the carrying amount or the asset’s fair value less cost to sell and depreciation is ceased. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Leases
The Company leases certain facilities, land, vehicles, and equipment. The Company determines if an arrangement is classified as a lease at inception of the arrangement.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the related lease. Finance leases are under the current and non-current liabilities and the underlying assets are included in property and equipment on the consolidated balance sheet.

As most of the Company’s leases do not provide an implicit rate of return, on a quarterly basis, the Company’s incremental borrowing rate is used, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments. Operating lease liabilities include related options to extend or terminate lease terms that are reasonably certain of being exercised.

Leases with an initial term of 12 months or less (“short term leases”) are not recorded on the balance sheet; and the lease expense on short-term leases is recognized on a straight-line basis over the lease term.

Convertible Notes Payable and Liability Classified Contract Consideration Convertible Notes Payable
The Company accounts for the Convertible Notes Payable at amortized cost pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 470, Debt.
The Company accounts for the Contract Consideration Convertible Notes Payable issued as consideration related to a related party contract (see Note 10, “Debt and Convertible Notes Payable”), as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measured at fair value at the grant date and at each reporting date (see Note 11, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations.
Fair Value Measurements
The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions that market participants would use to value an asset or liability and may be observable or unobservable. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available. See Note 11, “Fair Value Measurements.”
Revenue Recognition
The Company only has revenue from customers. The Company recognizes revenue when it satisfies performance obligations under the terms of the contract with a customer, and control of the promised goods are transferred to the customer or services are performed, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.
The Company recognizes revenue based on a five-step model when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied.
Products and services are sold with fixed or determinable prices. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly, and discounts offered to customers for prompt payment. The Company does not act as an agent in any of its revenue arrangements.
In recognizing revenue for products and services, the Company determines the transaction price of contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract.

The majority of the CT segment revenue is chemical products that are sold at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Contracts with customers for the sale of products generally state the terms of the sale, including the quantity and price of each product purchased. Additionally, the CT segment offers various services associated to products sold which includes field services, installation, maintenance, and other functions. These services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation when the Company has a right to invoice the customer.

The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the years ended December 31, 2022 and 2021.

Payment terms for both the CT and DA segments are customarily 30-60 days for domestic and 90-120 days for international from invoice receipt. Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets associated with incomplete performance obligations are not material.

The Company applies several practical expedients including:
•Sales commissions are expensed as selling, general and administrative expenses when incurred because the amortization period is generally one year or less.
•The Company’s payment terms are short-term in nature with settlements of one year or less. As a result, the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our consolidated statement of operations.
Foreign Currency Translation
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and substantially all assets and liabilities of the Company are denominated in U.S. dollars. Financial statements of foreign subsidiaries that are not U.S. dollar functional currency are prepared using the currency of the primary economic environment of the foreign subsidiaries as the functional currency. Assets and liabilities of those foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income (loss) within stockholders’ equity.

Comprehensive Loss
Comprehensive loss encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive loss includes consolidated net loss and foreign currency translation adjustments.
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

Stock Warrants

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluated the Prefunded Warrants issued in June 2022 (see Note 14, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the Prefunded Warrants within additional paid in capital in the consolidated balance sheets.

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
New Accounting Standards Issued and Adopted as of January 1, 2022
The FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This standard changes the accounting for convertible instruments by reducing the number of accounting models, amends the requirements for a conversion option to be classified in equity and amends diluted earnings per share calculations for certain convertible debt instruments. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption allowed for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The FASB issued ASU No. 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance.” This standard provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscal years beginning after December 15, 2021.The Company adopted this standard as of January 1, 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
New Accounting Standards Issued But Not Adopted as of December 31, 2022
The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate allowance for doubtful accounts as a charge to operating expenses therefore the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements and related disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total revenue disaggregated by revenue source is as follows (in thousands):

	Years ended December 31,
	2022	2021
Revenue:
Products (1)	$132,521	$40,265
Services	3,571	3,003
	$136,092	$43,268
(1) Product revenues include sales to related parties as described in Note 18, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Years ended December 31,
	2022	2021
Cost of sales:
Tangible goods sold	$126,914	$24,083
Services	285	532
Other	$15,593	$15,397
	$142,792	$40,012
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs. Cost of sales for the year ended December 31, 2021 included a one time credit of $7.6 million (shown in Other and below in cost of sales for external customers), related to the release of accrued costs subsequent to the ADM settlement (see Note 13, “Commitments and Contingencies”).
Cost of sales split between external and related party sales is as follows (in thousands):

	Years ended December 31,
	2022	2021
Cost of sales:
Cost of sales for external customers	$56,844	$36,646
Cost of sales for related parties	85,948	3,366
	$142,792	$40,012

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	December 31,
	2022	2021
Contract assets	$83,060	$—
Less accumulated amortization	(3,371)	—
Contract assets, net	79,689	—
Less current contract assets	(7,113)	—
Contract assets, long term	$72,576	$—

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with entering into the ProFrac Agreement on February 2, 2022 and May 17, 2022 as discussed in Note 10, “Debt and Convertible Notes Payable” and Note 18, “Related Party Transactions”, the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of December 31, 2022, $72.6 million of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement.
During the year ended December 31, 2022 the Company recognized $3.4 million of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2023	$7,113
2024	8,456
2025	8,845
2026	8,845
2027	8,845
Thereafter through May 2032	37,585
Total contract assets	$79,689
Note 5 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2022	2021
Raw materials	$5,800	$5,610
Finished goods	18,130	13,985
Inventories	23,930	19,595
Less reserve for excess and obsolete inventory	(8,210)	(10,141)
Inventories, net	$15,720	$9,454

Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Years ended December 31,
	2022	2021
Balance, beginning of year	$10,141	$11,058
Charged to provisions	1,734	623
Deductions for sales and disposals	(3,665)	(1,540)
Balance, end of the year	$8,210	$10,141

The provisions recorded in the year ended December 31, 2022 were $1.6 million for the CT segment and $0.1 million for the DA segment. The CT segment provision includes $1.0 million for the exit of the hand sanitizers business line. The provisions recorded in the year ended December 31, 2021 were $0.6 million for the CT segment and nil for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31,
	2022	2021
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,473
Machinery and equipment	6,758	6,843
Furniture and fixtures	532	620
Transportation equipment	784	878
Computer equipment and software	1,425	1,176
Property and equipment	16,261	16,396
Less accumulated depreciation	(11,435)	(11,100)
Property and equipment, net	$4,826	$5,296
Depreciation expense totaled $0.7 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.
During 2022, the Company sold its two facilities that were classified as held for sale as of December 31, 2021 for proceeds of $5.8 million resulting in a net gain of $2.9 million.
Note 7 — Leases
Rental income recognized from leasing manufacturing facilities was $375 thousand and $197 thousand for the years ended December 31, 2022 and December 31, 2021, respectively, and is included in other income in the consolidated statement of operations. As discussed in Note 6, “Property and Equipment” these facilities were sold in 2022 and the lease agreements between the tenants and the Company terminated.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Years ended December 31,
	2022	2021
Operating lease expense	$2,393	$797
Finance lease expense:
Amortization of assets	15	15
Interest on lease liabilities	12	12
Total finance lease expense	27	27
Short-term lease expense	341	267
Total lease expense	$2,761	$1,091

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,934	$1,107
Operating cash flows from finance leases	39	62
Financing cash flows from finance leases	6	8

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2023	$4,159	$39
2024	2,676	20
2025	1,391	—
2026	1,418	—
2027	1,339	—
Thereafter	3,444	—
Total lease payments	$14,427	$59
Less: Interest	(3,055)	(4)
Present value of lease liabilities	$11,372	$55

Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$5,900	$2,041

Current portion of operating lease liabilities	$3,328	$602
Long-term operating lease liabilities	8,044	7,779
Total operating lease liabilities	$11,372	$8,381

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(55)	(33)
Property and equipment, net	$92	$114

Current portion of finance lease liabilities	$36	$41
Long-term finance lease liabilities	19	53
Total finance lease liabilities	$55	$94

Weighted Average Remaining Lease Term
Operating leases	5.3 years	9.1 years
Finance leases	1.6 years	2.9 years

Weighted Average Discount Rate
Operating leases	9.3%	8.9%
Finance leases	8.9%	8.9%
Note 8 - Goodwill
Based upon the results of our annual quantitative impairment test for the year ended December 31, 2021, the Company concluded that the carrying value of the DA reporting unit exceeded its estimated fair value as of the testing date, which resulted in goodwill impairment charges of $8.1 million and reduced the goodwill balance to $0 as of December 31, 2021. The goodwill impairment was calculated as the amount that the carrying value of the DA reporting unit, including any goodwill, exceeded its fair value.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	December 31,
	2022	2021
Severance costs (see Note 13, “Commitments and Contingencies”)	$2,617	$2,581
Loss on purchase commitments (Note 13, “Commitments and Contingencies”)	—	1,750
Payroll and benefits	684	1,054
Legal costs	447	1,013
Contingent liability for earn-out provision	583	608
Deferred revenue, current	655	528
Taxes other than income taxes	1,884	241
Other	2,114	1,221
Total current accrued liabilities	$8,984	$8,996
Note 10 — Debt and Convertible Notes Payable
Long Term Debt
Paycheck Protection Program Loans

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023 the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to this date of $0.1 million, was forgiven. The remaining principal amount of $0.4 million and accrued interest, will be repaid over the remaining term of the loan through April 15, 2025 beginning on March 15, 2023. The forgiveness of the Flotek PPP loan will be accounted for as an extinguishment of the debt and will result in the Company recording a $4.5 million gain in the first quarter of 2023 comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.

In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 (the “JP3 PPP loan”) in April 2020 prior to its acquisition by Flotek. In June 2021, the Company received notice from the SBA that the JP3 PPP loan and accrued interest were fully forgiven. Accordingly, during the year ended December 31, 2021, the Company recorded $0.9 million for the amount of principal and accrued interest forgiven associated with the JP3 PPP loan in other income on the consolidated statements of operations.

Long-term debt, including current portion, is as follows (in thousands):

	December 31,
	2022	2021
Flotek PPP loan	$4,788	$4,788
Less current maturities	(2,052)	(1,436)
Total long-term debt, net of current portion	$2,736	$3,352

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE Transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million. The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and are converted into common stock of Flotek or pre-funded warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705. The issuance cost of $1.1 million is amortized on a straight line basis over the term of the Convertible Notes Payable and the amortization is included in interest expense in the consolidated statements of operations.

On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock resulting in a 3.0 million credit to additional paid-in-capital in stockholders’ equity.

As of December 31, 2022, the remaining Convertible Notes Payable are recorded at carrying value of $19.8 million, including accrued paid-in-kind interest of $1.8 million, and net of unamortized issuance costs of $0.1 million. The estimated fair value of the Convertible Notes Payable at December 31, 2022 was $25.8 million.

Interest expense for the year ended December 31, 2022 includes $1.8 million of accrued paid-in-kind interest and $1.0 million of issuance cost amortization related to these Convertible Notes Payable. Interest expense relating to the Convertible Notes Payable held by ProFrac Holdings, LLC (related party) is $1.0 million for the year ended December 31, 2022.

Initial ProFrac Agreement Contract Consideration Convertible Notes Payable

On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “Initial ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Initial ProFrac Agreement Contract Consideration Convertible Notes Payable”), under the same terms as the Convertible Notes Payable issued in the PIPE Transaction described above, including the paid-in-kind interest at a rate of 10% per annum and conversion features.

The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $10.0 million on the issuance date with a corresponding contract asset. The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured to fair value of $14.2 million as of December 31, 2022 which includes paid-in-kind interest of $1.0 million. The fair value adjustment increased the carrying amount of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable by $3.3 million during the year ended December 31, 2022 and is recognized in gain on fair value of contract consideration convertible notes payable, net on our consolidated statements of operations. See Note 11, “Fair Value Measurements”.

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable

On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum and may be converted at any time prior to the maturity date, which is one year from the date of issuance under the same conversion terms as the Convertible Notes Payable issued in the PIPE Transaction described above.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $69.5 million on the issuance date with a corresponding contract asset. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured to fair value of $69.4 million as of December 31, 2022 which includes paid-in-kind interest of $3.2 million The fair value adjustment resulted in a $3.3 million decrease during the year ended December 31, 2022 and is recognized in gain on fair value of contract consideration convertible notes payable, net on our consolidated statement of operations. See Note 11, “Fair Value Measurements”.
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
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				December 31,				December 31,
	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3	2021
Contingent earnout consideration	$—	$—	$583	$583	$—	$—	$608	$608
Initial ProFrac Agreement contract consideration convertible notes	—	—	14,220	14,220	—	—	—	—
Amended ProFrac Agreement contract consideration convertible notes	—	—	69,350	69,350	—	—	—	—
Total	$—	$—	$84,153	$84,153	$—	$—	$608	$608

Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of December 31, 2022 and 2021. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Risk-free interest rate	4.34%	1.02%
Expected volatility	100.0%	90.0%
Term until liquidation (years)	2.38	3.38
Stock price	$1.12	$1.13
Discount rate	9.95%	6.71%
Initial ProFrac Agreement Contract Consideration Notes Payable Key Inputs
The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022. The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were classified as Level 2 at the initial measurement upon issuance due to the use of a quoted price for a similar liability at that date (the PIPE transaction), and subsequently classified as Level 3 due to the use of unobservable inputs. The estimated value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable as of December 31, 2022 was valued using a Monte Carlo simulation.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable maturing February 2, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.12%
Expected volatility	100.0%
Term until liquidation (years)	0.09
Stock price	$1.12
Discount rate	4.12%
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The Company reduced the discount rate assumed due to the reduced likelihood of occurrence of any of the default events in the shorter term remaining on the notes. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as at December 31, 2022 was valued using a Monte Carlo simulation.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, on the issuance date of May 17, 2022, and as of December 31, 2022 were as follows:

	May 17, 2022	December 31, 2022
Risk-free interest rate	2.16%	4.59%
Expected volatility	90.0%	100.0%
Term until liquidation (years)	1.00	0.38
Stock price	$1.29	$1.12
Discount rate	8.40%	4.59%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances. Impairment of goodwill of $8.1 million was recorded during the year ended December 31, 2021. See Note 8, “Goodwill”.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the years ended December 31, 2022 and 2021 classified as Level 3 balances (in thousands):

	Years ended December 31,
	2022	2021
Balance - beginning of period	$608	$1,416
Transfer of Initial ProFrac Agreement contract consideration convertible notes payable from Level 2	10,000	—
Issuance of Amended ProFrac Agreement contract consideration convertible notes payable	69,460	—
Increase in principle of Initial ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	954	—
Increase in principle of Amended ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	3,231	—
Change in fair value of contingent earnout consideration	(25)	(808)
Change in fair value of Initial ProFrac Agreement contract consideration convertible notes payable	3,266	—
Change in fair value of Amended ProFrac Agreement contract consideration convertible notes payable	(3,341)	—
Balance - end of period	$84,153	$608
Note 12 — Income Taxes
Components of the income tax benefit are as follows (in thousands):

	Years ended December 31,
	2022	2021
Current:
Federal	$101	$—
State	2	16
Foreign	—	—
Total current expense	103	16
Deferred:
Federal	—	—
State	(125)	(56)
Foreign	—	—
Total deferred benefit	(125)	(56)
Income tax benefit	$(22)	$(40)
The components of loss before income taxes are as follows (in thousands):

	Years ended December 31,
	2022	2021
United States	$(42,242)	$(30,037)
Foreign	(85)	(529)
Loss before income taxes	$(42,327)	$(30,566)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% respectively, to loss before income tax for the reasons set forth below:

	Years ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.2	0.1
Non-U.S. income taxed at different rates	(0.1)	0.5
Increase in tax benefit related to stock-based awards	(0.4)	0.1
Increase in valuation allowance	(21.8)	(24.9)
Permanent differences related to CARES Act	—	2.6
Other	1.2	0.7
Effective income tax rate	0.1%	0.1%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The movement in the temporary differences for the year ended December 31, 2022 does not affect the estimated annual effective tax rate as it is offset by a corresponding change in the valuation allowance. The component of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$41,453	$33,166
Intangible assets	4,066	2,916
Tax credit carryforwards	4,011	4,001
Goodwill	4,920	5,284
Property and equipment	3,644	3,229
Lease liability	2,634	1,750
Inventory valuation reserves	2,033	2,675
Allowance for doubtful accounts	1,180	1,184
Accrued liabilities	320	569
Accrued compensation	491	401
Equity compensation	536	399
Interest limitation	1,616	13
Other	230	291
Total gross deferred tax assets	67,134	55,878
Valuation allowance	(64,960)	(54,875)
Total deferred tax assets, net	2,174	1,003
Deferred tax liabilities:
ROU asset	(1,377)	(453)
Prepaid insurance and other	(393)	(271)
Total gross deferred tax liabilities	(1,770)	(724)
Net deferred tax assets	$404	$279
As of December 31, 2022, the Company had U.S. net operating loss carryforwards of $176 million, including $46.4 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $129.6 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo a change in control as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. The Company performed a study in which it determined that no ownership change has occurred as of December 31, 2022. However, the Company anticipates that a change in control will occur in the near term when certain convertible notes are converted during the year ended 2023. Although the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
change in control will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to their financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.

The Company’s cumulative recent losses (before permanent items) of $215.5 million in the recent thirty-six months are negative evidence that it will not likely generate sufficient future income to utilize its deferred tax assets. Therefore, the Company believes that it is not more likely than not that it will realize its deferred tax assets in all taxing jurisdictions with the exception of a portion of Louisiana and Texas. Therefore, the Company recorded a valuation allowance for the years ended December 31, 2022 and December 31, 2021 to reflect the estimated amount of deferred tax asset realizability.
The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries. As of December 31, 2022 and 2021, the Company had approximately $7.4 million and $8.5 million, respectively, in unremitted earnings from its foreign jurisdictions. As a result of the 2017 Tax Act these earnings have been previously taxed in the U.S. although they have not been repatriated. However, certain withholding taxes may need to be paid upon repatriation depending on the US treaty with the applicable country. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

The Company has performed an analysis of its tax positions for the year ended December 31, 2022, concluding all tax positions taken were highly certain.

Note 13 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as disclosed below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Former CEO (J Chisholm) Matter

During the year ended December 31, 2021, Flotek commenced an internal investigation into the activities of John Chisholm (a previous CEO of Flotek) due to irregularities in expenses and transactions during the years from 2014 to 2018. The investigation revealed evidence of related party transactions/self-dealing, inappropriate personal expenses, and general corporate waste. Flotek’s Board engaged a third party to review the findings of the investigation. After the third-party review, Flotek concluded that its current and historical financial statements can be relied upon, that proper action had been taken, and that no members of current management were implicated in any way.

Beginning in December 2021, Flotek sent demand letters to, and subsequently filed arbitration and other legal proceedings against, John Chisholm, Casey Doherty/Doherty & Doherty LLP (Flotek’s former outside general counsel) and Moss Adams LLP (Flotek’s former independent public audit firm) to recover damages. John Chisholm subsequently filed a counterclaim against Flotek in the arbitration proceeding for his remaining severance (currently accrued by the Company, but payment for which was suspended). Although Flotek believes its claims are supported by the available evidence, the timing and amount of any outcome cannot reasonably be predicted.
Terpene Supply Agreement
On October 29, 2021, the Company reached agreement (“the ADM Settlement) with Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company (“FCC”) and other parties to pay $1.75 million and resolve all claims between the parties in relation to lawsuit claiming damages relating to the terpene supply agreement between Flotek Chemistry, LCC (“Flotek Chemistry”), a wholly owned subsidiary of the Company and FCC. The one-time payment of $1.75 million from Flotek to ADM was paid on January 3, 2022 and was included as restricted cash on the consolidated balance sheet as of December 31, 2021. A credit of $7.6 million was recorded in cost of sales in the consolidated statements operations for the year ended December 31, 2021 relating to the release of excess costs accrued for this matter.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Stockholders’ Equity
On March 21, 2022, Convertible Notes Payable pursuant to the PIPE Transaction discussed in Note 10, “Debt and Convertible Notes Payable”, which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest, were converted into 2,793,030 shares of the Company’s common stock.
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for PreFunded Warrants of the Company. The PreFunded Warrants were recorded in equity at their fair value of $11.1 million, estimated using a Black-Scholes Option Pricing model, less $1.2 million of transaction costs paid. The remaining cash received of $8.4 million was recognized as an equity contribution. The Prefunded Warrants permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share, representing a 20% premium to the 30-day volume average price of the Company’s common stock at the close of business on the day prior to the date of the issuance of the Prefunded Warrants. The Prefunded Warrants, net of transaction fees of $1.1 million, and the equity contribution of $8.4 million from ProFrac Holdings, II, LLC are included in additional paid-in capital as of December 31, 2022.
The key inputs into the Black-Scholes Option Pricing Model used to estimate the fair value of the Pre-Funded Warrants as of the issuance on June 21, 2022 were as follows:

Risk-free interest rate	3.21%
Expected volatility	90.0%
Term until liquidation (years)	2.00
Stock price	$1.11
Strike price (exercise fee)	$4.5 million
ProFrac Holdings II, LLC and its affiliates may not receive any voting or consent rights in respect of the Prefunded Warrants or the underlying shares unless and until (i) the Company has obtained approval from a majority of its shareholders excluding ProFrac Holdings II, LLC and its affiliates and (ii) ProFrac Holdings II, LLC has paid an additional $4.5 million to the Company. The additional $4.5 million will be accounted for as an equity contribution if received.
During the first quarter of 2021, the Company identified 613,000 shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the December 31, 2020 consolidated financial statements or basic and diluted earnings per share.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2022 and 2021, the Company withheld 114,797 shares and 155,317 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees under the 2018 long-term incentive plan that were forfeited were 39,547 and 135,092 during the years ended December 31, 2022 and 2021, respectively, are accounted for as treasury stock. During the years ended December 31, 2022 and 2021, forfeited stock awards returned to treasury stock were 30,055 shares and 421,389 shares, respectively.
Note 15 — Stock-Based Compensation and Other Benefit Plans
Stock-Based Incentive Plans
Stockholders approved long-term incentive plans in 2020, 2019 and 2018 (the “2020 Plan”, the “2019 Plan,” and the “2018 Plan,”, respectively) under which the Company may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. The maximum number of shares that may be issued under the 2020 Plan, 2019 Plan and 2018 Plan are 3 million, 1.0 million, and 8.5 million, respectively. At December 31, 2022 and 2021, the Company had a total of 2.8 million and 4.2 million shares remaining, respectively, to be granted under the 2020 Plan, 2019 Plan and 2018 Plan.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During the year ended December 31, 2022 no market-based stock options were granted compared to 1.4 million during the year ended December 31, 2021. The market-based options are restricted until criteria defined in the agreements are met. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest. During the years ended December 31, 2022 and 2021, 0.5 million and 0.2 million stock options vested, respectively. During the year ended December 31, 2022, no stock options were forfeited compared to 0.8 million for the year ended December 31, 2021. The total fair value of the stock options that vested was $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.
Stock option activity for the years ended December 31, 2022 and 2021, are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding as of December 31, 2020	3,660,000
Granted	1,448,959	$1.07	$0.88
Forfeited	(777,084)	1.02	0.52
Expired	(50,000)	0.52	0.52
Outstanding as of December 31, 2021	4,281,875
Expired	(120,000)	$0.72	$0.10
Outstanding as of December 31, 2022	4,161,875

Vested or expected to vest at December 31, 2022	3,889,147
.
The below table shows the aggregate intrinsic value and weighted average remaining contractual term of share options outstanding, currently exercisable and vested or expected to vest.

	Share Options Outstanding	Share Options Currently Exercisable	Share Options Vested or Expected to Vest
Number	4,161,875	840,000	3,889,147
Weighted-average exercise price	$1.19	$1.28	$1.19
Aggregate intrinsic value ($000’s)	121	24	114
Weighted-average remaining contractual term in years	3.41	2.15	3.43

The following table sets forth significant assumptions used in the Monte Carlo model for market-based options to determine the fair value of the options at the date of grant for the year ended December 31, 2021. There were no options granted during the year ended December 31, 2022.

Year Ended December 31, 2021
Risk-free interest rate	1.61%
Expected volatility of common stock	90.00%
Expected life of options in years	10
Dividend yield	—%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, the unrecognized compensation cost related to stock options was $2.1 million and $3.3 million, respectively. Upon the departure of the Company’s Chief Executive Officer and President effective January 19, 2023, 3,000,000 of the outstanding stock options were forfeited (see Note 20, “Subsequent Events”). The unrecognized compensation expense related to these forfeited options was $1.8 million.

Restricted Stock
The Company grants employees and directors either time-vesting or market-based restricted shares in accordance with terms specified in the Restricted Stock Agreements. During the years ended December 31, 2022 and 2021, all of the restricted stock granted were time-vesting restricted shares. Grantees of restricted shares retain voting rights for the granted shares.
•Time-vesting restricted shares vest after a stipulated period has elapsed after the date of grant, generally three years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately.
•Market-based restricted shares are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.
Restricted stock share activity for the years ended December 31, 2022 and 2021, are as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at December 31, 2020	2,795,100	$1.00
Granted	1,702,289	1.73
Vested	(1,453,854)	1.24
Forfeited	(1,275,172)	1.36
Non-vested at December 31, 2021	1,768,363	1.61
Granted	1,532,926	1.32
Vested	(967,684)	1.77
Forfeited	(33,926)	1.69
Non-vested at December 31, 2022	2,299,679	$1.37
The total fair value of restricted stock that vested during the years ended December 31, 2022 and 2021 was $1.3 million and $2.5 million, respectively.
At December 31, 2022 and 2021, unrecognized compensation expense related to non-vested restricted stock was $2.0 million and $1.9 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
No RSU’s were granted during the years ended December 31, 2022 and 2021.
Restricted stock units activity for the years ended December 31, 2022 and 2021, are as follows:

Restricted Stock Units	Units	Weighted- Average Fair Value at Date of Grant
RSUs at December 31, 2020	1,141,144	$2.30
Vested	(186,901)	—
Forfeited	(184,173)	2.61
RSUs at December 31, 2021	770,070	1.91
Vested	(500,868)	1.90
Forfeited	$(41,202)	1.92
RSUs at December 31, 2022	228,000	$1.93

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, unrecognized compensation expense related to restricted stock units was $0.4 million and $1.0 million. Upon the departure of the Company’s Chief Executive Officer and President effective January 19, 2023, all the unvested restricted stock units outstanding as of December 31, 2022 were forfeited (see Note 20, “Subsequent Events”).
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders in 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. In addition, for each calendar year, an employee may not be granted purchase rights valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense and was $10.2 thousand and $23.6 thousand for the years ended December 31, 2022 and 2021, respectively. The total fair value of the shares purchased under the plan during each of the years ended December 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively. The employee payment associated with participation in the plan occurs through payroll deductions.
Stock-Based Compensation Expense
Non-cash stock-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company’s ESPP was $3.3 million and $3.8 million during the years ended December 31, 2022 and 2021, respectively.

401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. The Company currently matches contributions at 100% of up to 2% of an employee’s compensation.
During the years ended December 31, 2022 and 2021, compensation expense included $0.3 million and $0.2 million, respectively, related to the Company’s 401(k) match.
Note 16 — Loss Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by dividing the adjusted net loss by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the prefunded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2, “Summary of Significant Accounting Policies”).
The calculation of the basic and diluted loss per share for the years ended December 31, 2022 and 2021 is as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2022	2021
Numerator:
Net loss for basic earnings per share	$(42,305)	$(30,526)
Anti-dilutive adjustment to net income available to shareholders excluded from numerator for diluted earnings computation
Paid-in-Kind interest expense on convertible notes payable and contract consideration convertible notes payable, net of tax	5,956	—
Valuation gain on convertible notes carried at fair value, net of tax	(75)	—
Total numerator adjustment excluded from diluted earnings computation	$5,881	$—

Denominator:
Basic and diluted weighted average shares outstanding	74,425	73,361
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for convertible notes payable and contract consideration convertible notes payable	54,649	—
Average number of diluted shares for stock warrants	4,814	—
Average number of diluted shares for stock options and restricted stock	598	906

Basic and diluted loss per share	$(0.57)	$(0.42)

For the year ended December 31, 2022 paid-in-kind interest expense, net of tax, on Convertible Notes Payable and the change in fair value related to the Contract Consideration Convertible Notes Payable, net of tax, were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods. For the year ended December 31, 2022 weighted average shares for convertible notes payable, weighted average shares for stock warrants and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the period.
For the year ended December 31, 2021, potentially dilutive securities were excluded from the calculation of diluted loss per share, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the year.
Note 17 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2022	2021
Supplemental cash payment information:
Interest paid	$45	$26
Income taxes received	—	(351)

Supplemental non-cash financing and investing activities:
Issuance of convertible notes payable as consideration for ProFrac Agreement	$79,460	$—
Conversion of convertible notes payable to common stock	3,038	$—
.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Related Party Transaction

On February 2, 2022, the Company entered into the Initial ProFrac Agreement, upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 10, “Debt and Convertible Notes Payable”). Under the Initial ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year.

On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 10, “Debt and Convertible Notes Payable”). The Initial ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.
During the years ended December 31, 2022 and 2021, the Company’s revenues from ProFrac Services LLC were $80.4 million and zero, respectively. For the year ended December 31, 2022, these revenues were net of amortization of contract assets of $3.4 million. Cost of sales attributable to these revenues were $84.5 million and nil, respectively, for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021 our accounts receivable from ProFrac Services, LLC was $22.7 million and zero, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
Also during 2022, we entered into the following related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC:

•PIPE Transaction (see Note 10, “Debt and Convertible Notes Payable”)
•PreFunded Warrants (see Note 14, “Stockholders’ Equity)
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest and amortization of issuance costs of $90 thousand, were converted into 2,793,030 shares of the Company’s common stock.
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. As of April 15, 2022 Mr. Brown stepped down from being a Director of the Company and Confluence is no longer be considered a related party as of April 15, 2022. The Company’s revenues and related cost of sales for product sales to Confluence were $1.4 million and $1.4 million, respectively, through April 15, 2022. The accounts receivable balance from Confluence as at December 31, 2021 was $1.3 million. The Company’s revenues and related cost of sales from chemical sales to Confluence for the year ended December 31, 2021 were $3.6 million and $3.4 million, respectively.
Note 19 — Business Segment, Geographic and Major Customer and Supplier Information
Segment Information
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Data Analytics. The DA segment includes the design, development, production, sale and support of equipment and services that create and provide valuable information on the composition and properties of energy customers’ hydrocarbon fluids. The company markets products and services that support in-line data analysis of hydrocarbon components and properties. Customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks.
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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2022
Revenue from external customers
Products	$47,004	$3,903	$—	$50,907
Services	1,956	1,481	—	3,437
Total revenue from external customers	48,960	5,384	—	54,344
Revenue from related party
Products	81,614	—	—	81,614
Services	4	130	—	134
Total revenue from related parties	81,618	130	—	81,748
Gross profit (loss)	(7,317)	617	—	(6,700)
Change in fair value of contract consideration convertible notes	(75)	—	—	(75)
Loss from operations	(14,729)	(2,877)	(17,815)	(35,421)
Paid-in-kind interest on contract consideration convertible notes payable	4,185	—	—	4,185
Paid-in-kind interest on convertible notes payable	—	—	1,771	1,771
Depreciation	668	63	3	734
Additions to long-lived assets	56	134	231	421

2021
Revenue from external customers
Product	$32,984	$3,640	$—	$36,624
Service	2,304	699	—	3,003
Total revenue from external customers	35,288	4,339	—	39,627
Revenue from related party
Product	3,641	—	—	3,641
Service	—	—	—	—
Total revenue from related parties	3,641	—	—	3,641
Gross profit (loss)	5,430	(2,174)	—	3,256
Loss from operations (1)	(5,466)	(12,168)	(13,822)	(31,456)
Depreciation	939	70	2	1,011
Additions to long-lived assets	39	—	—	39
(1) CT loss from operations includes a credit of $7.6 million from the release of accrued costs relating to the ADM settlement, see Note 13, “Commitments and Contingencies”.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	December 31,
	2022	2021
Chemistry Technologies	$146,542	$34,387
Data Analytics	5,645	7,329
Corporate and Other	12,623	8,528
Total assets	$164,810	$50,244
The increase in Chemistry Technologies assets is primarily due to contract asset of $79.7 million
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the year ended December 31, 2022 no individual countries other than the U.S accounted for more than 10% of revenue. For the year ended December 31, 2021 no individual countries other than the U.S and United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2022	2021
U.S. (1)	$124,399	$33,187
UAE	9,257	4,512
Other countries	2,436	5,569
Total revenue	$136,092	$43,268
(1) Includes revenue from related parties of $81,748 and $3,641, respectively.
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Year ended December 31, 2022
Customer A (related party - ProFrac Services, LLC)	$80,359	59.0%
Customer B	14,395	10.6%

Year ended December 31, 2021
Customer B	$11,632	26.0%

The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

	Expenditure	% of Total Expenditure
Year ended December 31, 2022
Supplier A	$25,057	27.7%
Supplier B	15,302	16.9%
Supplier C	15,255	16.8%

Year ended December 31, 2021
Supplier C	$3,643	17.0%
Supplier D	4,562	21.3%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to December 31, 2022, and there have been no material events that would require recognition in the 2022 consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

On January 19, 2023, the Company announced the departure of John W. Gibson, Jr. from his role as Chief Executive Officer and President of the Company, effective January 19, 2023. Mr. Gibson also stepped down from his role as Chairman of the Board of Directors (the “Board”) of the Company.

In connection with his separation, the Company and Mr. Gibson have entered into a Separation Agreement and General Release (the “Separation Agreement”) pursuant to which Mr. Gibson will receive $1,500,000 payable in four installments and being fully paid by April 2023. As part of the Separation Agreement, Mr. Gibson has agreed to forfeit all of his outstanding options and unvested restricted stock units. In addition, Mr. Gibson has agreed to a 6-month lock up period with respect to 250,000 shares of common stock owned by Mr. Gibson, which will prohibit Mr. Gibson from selling those shares during the lock up period.

On February 1, 2023, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”) between Flotek Chemistry and ProFrac Services, LLC dated February 2, 2022. The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. Pursuant to the Amended ProFrac Agreement No. 2, the Parties agree (1) to a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active fleets to 30 fleets, (2) that the potential liquidated damages payment relating to order shortfall, prior to January 1, 2023 is waived for that period, (3) to add additional fees to certain products, and (4) to provide margin increases based on revenue percentages from non-ProFrac customers.

On February 2, 2023, the Convertible Notes Payable and certain Contract Consideration Convertible Notes previously issued on February 2, 2022 were converted upon maturity into 10,355,840 shares of common stock and 25,366,561 Pre-Funded Warrants to purchase common stock for a nominal exercise price of $0.0001 per share exercisable subject to the limitations on exercise described therein. All of the holders elected to receive shares of common stock upon conversion except for ProFrac Holdings LLC, which elected to receive the Pre-Funded Warrants.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained.

Based upon this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including the Interim Chief Executive and the Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting was not effective because of the material weakness described below.

Specifically, (i) the Company did not have sufficient resources in place throughout the reporting period with the appropriate training and knowledge of internal controls over financial reporting in order to establish the Company’s financial reporting processes to design, implement and operate an effective system of internal control over financial reporting; (ii) the Company did not conduct an adequate continuous risk assessment over financial reporting to identify and analyze risks of financial misstatement due to error and/or fraud and to identify and assess necessary changes in financial reporting processes and internal controls impacted by significant changes in the business and increase in transactions; and (iii) the Company did not have an effective information and communication process that ensured appropriate and accurate information was available to financial reporting personnel on a timely basis in order that they could fulfill their roles and responsibilities.

Accordingly, the Company did not establish appropriate control activities through policies and procedures to mitigate risk to the achievement of the Company’s financial reporting objectives, as follows:

a.The Company did not design effective controls over the identification and subsequent accounting for modifications to lease agreements;
b.The Company did not design effective controls over the accuracy of prepaid asset accounts;
c.The Company did not design effective controls over the completeness and accuracy of the related party revenue accrual at period end to ensure all sales were are properly accounted for.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These control deficiencies resulted in several material and immaterial misstatements that were corrected prior to the issuance of the consolidated financial statements.

The Company believes that, notwithstanding the material weakness mentioned above, the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, the consolidated balance sheets, statements of operations, comprehensive loss, cash flows, and stockholders’ equity of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Remediation Plan and Status

The Company will implement the following plans of action and will continue to evaluate and adjust remediation actions as needed to ensure the elements of the remediation plan remain appropriate and are sustainable. These elements include:

•Implementing a revised FY2023 financial control risk assessment process based on changes in process that have impacted the Company as well as a regularly recurring assessment process focused on identifying and analyzing risks of financial misstatements due to changes in our business or the nature of transactions; and
•Enhancing the information and communication processes to ensure the organization communicates information internally in a timely manner, including information regarding objectives, responsibilities and the functioning of internal controls over financial reporting. Changes will include more frequent discussion of significant business transactions and the impact of these transactions on the Company’s financial reporting, and improving communication to employees regarding their responsibilities for ensuring that effective internal controls are maintained.

The Company believes that the actions listed above will provide appropriate remediation of the material weakness; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.

Changes in Internal Control over Financial Reporting

Except for the items described above, there have been no changes in the Company’s system of internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

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

3.5		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Description of Capital Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 31, 2022).
4.3		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.4		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.5		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.6		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1	†
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
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on June 17, 2020)

10.9	†	Separation and Release Agreement, dated July 28, 2020, between the Company and Elizabeth Wilkinson (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 17, 2020)
10.10		Promissory Note dated April 16, 2020 in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2020)
10.11	***
Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2022).

10.12	***
Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2022).

10.13	***
Amendment to Supply Agreement between Flotek Chemistry, LLC and Florida Chemical Company, LLC dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)

10.14
Registration Rights Agreement, by and between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2022).

10.15
Amendment No. 1 to Registration Rights Agreement Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2022).

10.16
Letter Agreement between Flotek Industries, Inc. and North Sound Management, Inc. dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2020).

10.17	***
Supply Agreement (Citrus Burst), dated as of February 28, 2019, by and between Florida Chemical Company, LLC and Flotek Chemistry, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2019)

10.18
Cooperation Agreement, dated as of March 19, 2019, by and among the Company and BLR Partners LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2019)

10.19	†	Employment Agreement, dated effective as of April 1, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
10.20	†
First Amended and Restated Employment Agreement, dated effective as of April 1, 2019, by and between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2019)

10.21	†
Termination and Release Agreement, dated as of May 20, 2019, by and among the Company, John W. Chisholm, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.22	†
Stand-Alone Cash-Settled Restricted Stock Unit Agreement, dated as of May 20, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.23	†
Restricted Stock Agreement, dated as of May 24, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.24	†	Flotek Industries, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on June 7, 2021).
10.25	†	Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2019)
10.26	†
Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.27	†
Amendment No. 1 to Employment Agreement, dated October 18, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2019)

10.28	†	Guaranty, dated May 8, 2019, by John W. Chisholm in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2019)
10.29	†
Employment Agreement, dated effective as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2019)

10.30	†
Stand-Alone Restricted Stock Unit Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2019)

10.31	†
Stand-Alone Time-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 27, 2019)

10.32	†
Stand-Alone Performance-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 27, 2019)

10.33	††
Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2022)

10.34
Master Transaction Agreement between Flotek Industries, Inc. and ProFrac Holdings, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 4, 2022).

10.35	††
Note Purchase Agreement, dated February 2, 2022, by and among Flotek Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2022)

10.36	†	Employment Agreement between Flotek Industries, Inc. and Seham S. Carson effective as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2022)
10.37	†
Separation and Release Agreement between Michael E. Borton and Flotek Industries, Inc. dated July 4, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed of August 11, 2022)

10.38	†	Employment Agreement dated December 19, 2022 between Flotek Industries, Inc. and Bond Clement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2022)
10.39	††
 Securities Purchase Agreement between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2022).

21.1	*	List of Subsidiaries
23.1	*	Consent of KPMG LLP
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Certain identified information has been excluded from this exhibit because it is not material and is the type of information that the Company customarily and actually treats as private and confidential. Redacted information is indicated by [***]
†		Management contracts or compensatory plans or agreements.
††		Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Harsha V. Agadi
Harsha V. Agadi
Interim Chief Executive Officer and Director
Date: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Harsha V. Agadi Harsha V. Agadi	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023
/s/ Bond Clement Bond Clement	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2023
/s/ David Nierenberg David Nierenberg	Chairman of the Board	March 22, 2023
/s/ Evan Farber Evan Farber	Director	March 22, 2023
/s/ Michael Fucci Michael Fucci	Director	March 22, 2023
/s/ Lisa Mayr Lisa Mayr	Director	March 22, 2023
/s/ Matt D. Wilks Matt D. Wilks	Director	March 22, 2023