Form 10-Q
period 2023-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2023-05-11
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At May 9, 2023, there were 88,002,029 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report” or “2022 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2022 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$12,433	$12,290
Restricted cash	101	100
Accounts receivable, net of allowance for credit losses of $645 and $623 at March 31, 2023 and December 31, 2022, respectively	15,609	19,136
Accounts receivable, related party	26,230	22,683
Inventories, net	15,904	15,720
Other current assets	4,516	4,045
Current contract assets	7,066	7,113
Total current assets	81,859	81,087
Long-term contract assets	71,372	72,576
Property and equipment, net	4,807	4,826
Operating lease right-of-use assets	4,923	5,900
Deferred tax assets, net	410	404
Other long-term assets	17	17
TOTAL ASSETS	$163,388	$164,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,929	$33,375
Accrued liabilities	9,870	8,984
Income taxes payable	11	97
Interest payable	—	130
Current portion of operating lease liabilities	3,050	3,328
Current portion of finance lease liabilities	36	36
Current portion of long-term debt	179	2,052
Convertible notes payable	—	19,799
Contract Consideration Convertible Notes Payable	43,800	83,570
Total current liabilities	98,875	151,371
Deferred revenue, long-term	35	44
Long-term operating lease liabilities	7,133	8,044
Long-term finance lease liabilities	13	19
Long-term debt	194	2,736
TOTAL LIABILITIES	106,250	162,214
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 94,613,664 shares issued and 88,170,936 shares outstanding at March 31, 2023 ; 83,915,918 shares issued and 77,788,391 shares outstanding at December 31, 2022	9	8
Additional paid-in capital	421,596	388,177
Accumulated other comprehensive income	160	181
Accumulated deficit	(330,176)	(351,519)
Treasury stock, at cost; 6,442,728 and 6,127,527 shares at March 31, 2023 and December 31, 2022 , respectively	(34,451)	(34,251)
Total stockholders’ equity	57,138	2,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,388	$164,810
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Revenue:
Revenue from external customers	$11,652	$10,382
Revenue from related party	36,355	2,497
Total revenues	48,007	12,879
Cost of sales	46,127	13,358
Gross profit (loss)	1,880	(479)
Operating costs and expenses:
Selling, general, and administrative	6,451	4,886
Depreciation	176	195
Research and development	614	1,415
Severance costs	2,223	(7)
Loss on sale of property and equipment	—	8
Gain on lease termination	—	(584)
(Gain) loss in fair value of Contract Consideration Convertible Notes Payable	(26,095)	3,892
Total operating costs and expenses	(16,631)	9,805
Income (loss) from operations	18,511	(10,284)
Other income (expense):
Payment protection plan loan forgiveness	4,522	—
Interest expense	(1,672)	(668)
Other income (expense), net	(9)	224
Total other income (expense)	2,841	(444)
Income (loss) before income taxes	21,352	(10,728)
Income tax (expense) benefit	(9)	4
Net income (loss)	$21,343	$(10,724)

Income (loss) per common share:
Basic	$0.22	$(0.15)
Diluted (see Note 14, “Earnings (Loss) Per Share”)	$(0.02)	$(0.15)

Weighted average common shares:
Weighted average common shares used in computing basic income (loss) per common share	98,808	73,858
Weighted average common shares used in computing diluted loss per common share	158,441	73,858

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended March 31,
	2023	2022
Net income (loss)	$21,343	$(10,724)
Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	8
Comprehensive income (loss)	$21,322	$(10,716)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$21,343	$(10,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(359)	94
Change in fair value of Contract Consideration Convertible Notes Payable	(26,095)	3,892
Amortization of convertible note issuance cost	83	166
Paid-in-kind interest expense	1,571	485
Amortization of contract assets	1,251	—
Depreciation	176	195
Provision for credit losses, net of recoveries	23	238
Provision for excess and obsolete inventory	258	310
Gain on sale of property and equipment	—	8
Gain on lease termination	—	(584)
Non-cash lease expense	977	56
Stock compensation expense	(1,112)	739
Deferred income tax benefit	(6)	(4)
Paycheck protection plan loan forgiveness	(4,522)	—
Changes in current assets and liabilities:
Accounts receivable	3,504	(194)
Accounts receivable, related party	(3,546)	14
Inventories	(441)	(999)
Income taxes receivable	—	(10)
Other assets	(470)	(220)
Accounts payable	8,554	616
Accrued liabilities	1,236	(2,350)
Operating lease liabilities	(1,190)	(214)
Income taxes payable	(87)	—
Interest payable	(8)	12
Net cash provided by (used in) operating activities	1,140	(8,474)
Cash flows from investing activities:
Capital expenditures	(157)	—
Proceeds from sale of assets	—	24
Net cash (used in) provided by investing activities	(157)	24
Cash flows from financing activities:
Payment for forfeited stock options	(617)	—
Payments on long term debt	(15)	—
Proceeds from issuance of convertible notes	—	21,150
Payment of issuance costs of convertible notes	—	(1,084)
Payments to tax authorities for shares withheld from employees	(200)	(59)
Proceeds from issuance of stock	20	—
Payments for finance leases	(6)	(14)
Net cash (used in) provided by financing activities	(818)	19,993
Effect of changes in exchange rates on cash and cash equivalents	(21)	8
Net change in cash and cash equivalents and restricted cash	144	11,551
Cash and cash equivalents at the beginning of period	12,290	11,534
Restricted cash at the beginning of period	100	1,790
Cash and cash equivalents and restricted cash at beginning of period	12,390	13,324
Cash and cash equivalents at end of period	12,433	24,835
Restricted cash at the end of period	101	40
Cash and cash equivalents and restricted cash at end of period	$12,534	$24,875
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022
(In thousands of U.S. dollars and shares)

Three months ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2022	83,916	$8	6,127	$(34,251)	$388,177	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	21,343	21,343
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Stock issued under employee stock purchase plan	—	—	(21)	—	20	—	—	20
Restricted stock granted	15	—		—	—	—	—	—
Restricted stock forfeited	(40)	—	165	—	—	—	—	—
Restricted stock units vested	387	—		—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—			(1,112)	—	—	(1,112)
Shares withheld to cover taxes	—	—	171	(200)	—	—	—	(200)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable to Pre-Funded Warrants	—	—	—	—	15,092	—	—	15,092
Conversion of convertible notes payable to Pre-Funded Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	10,336	1	—	—	8,996	—	—	8,997
Balance, March 31, 2023	94,614	$9	6,442	$(34,451)	$421,596	$160	$(330,176)	$57,138

Three months ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(10,724)	(10,724)
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Restricted stock granted	287	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	8	—	—	—	—	—
Stock compensation expense	—	—	—	—	739	—	—	739
Shares withheld to cover taxes		—	43	(59)	—	—	—	(59)
Conversion of convertible notes payable notes to common stock	2,793	—	—	—	2,948	—	—	2,948
Balance, March 31, 2022	82,564	$8	6,073	$(34,159)	$367,104	$89	$(319,938)	$13,104

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

The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the unaudited condensed consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). It is not certain that the Company’s cash and other current assets and the Company’s forecasted operating cash flows currently expected to be generated from the ongoing execution of the ProFrac Agreement will provide the Company with sufficient financial resources to fund operations and meet the Company’s capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are filed.

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

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, in the opinion of management, necessary for the fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2022 Annual Report. A copy of the 2022 Annual Report is available on the SEC’s website, www.sec.gov or on Flotek’s website, www.flotekind.com. The information contained on the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash is $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable and accounts receivable, related party, arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for credit losses to reflect any loss anticipated on accounts receivable balances. The Company applies the current expected credit loss (CECL) model, which requires immediate recognition of expected credit losses over the contractual life of receivables and records the appropriate allowance for credit losses as a charge to operating expenses. The allowance for credit losses is based on a combination of the individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for credit losses charged to operating expense.

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
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 9, “Debt and Convertible Notes Payable”) and other incremental costs related to obtaining the ProFrac Agreement. The contract assets are amortized over the term of the ProFrac Agreement (10 years) based on forecasted revenues as goods are transferred to ProFrac Services, LLC, and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations.

The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future.
Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost determined by using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. Write-downs or write-offs of inventory are charged to cost of sales.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Products and services are sold with fixed or determinable prices. Certain sales include discounts offered to customers for prompt payment and right of return provisions, which are considered when recognizing revenue and deferred accordingly. The Company does not act as an agent in any of its revenue arrangements.
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

The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated with products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements, and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the three months ended March 31, 2023 and March 31, 2022.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive income loss includes consolidated net income (loss) and foreign currency translation adjustments.
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
Stock Warrants

The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “June 2022 Warrants”) and the Pre-Funded Warrants issued in February 2023 (the “February 2023 Warrants”) (see Note 13, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the June 2022 Warrants and the February 2023 Warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the June 2022 Warrants and the February 2023 Warrants within additional paid in capital in the consolidated balance sheets.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Significant items subject to estimates and assumptions include the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; allowance for credit losses for accounts receivable; valuation allowances for inventories, and deferred tax assets; recoverability and timing of the realization of contract assets; and fair value of liability classified Contract Consideration Convertible Notes Payable.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Adopted as of January 1, 2023
The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted this standard prospectively as of January 1, 2023 and the adoption did not have a material impact of the Company’s consolidated financial statements and related disclosures, and there was no cumulative effect on retained earnings.

Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Revenue:
Products (1)	$46,767	$12,199
Services	1,240	680
	$48,007	$12,879
(1) Product revenue includes sales to related parties as described in Note 16, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of sales:
Tangible goods sold	$41,529	$9,788
Services	141	(53)
Other	4,457	3,623
	$46,127	$13,358
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales split between external and related party sales is as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2023	2022
Cost of sales:
Cost of sales for external customers	$11,196	$10,768
Cost of sales for related parties	34,931	2,590
	$46,127	$13,358

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$83,060	$83,060
Less accumulated amortization	(4,622)	(3,371)
Contract assets, net	78,438	79,689
Less current contract assets	(7,066)	(7,113)
Contract assets, long term	$71,372	$72,576
In connection with entering into the ProFrac Agreement on February 2, 2022 and May 17, 2022 as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”, the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of March 31, 2023 and December 31, 2022, $71.4 million and $72.6 million, respectively, of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended March 31, 2023 the Company recognized $1.3 million of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2023 (excluding the three months ended March 31, 2023)	$4,924
2024	8,565
2025	8,961
2026	8,961
2027	8,961
Thereafter through May 2032	38,066
Total contract assets	$78,438
Based on our tests of recoverability, we did not identify impairment of such contract assets as of March 31, 2023.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$6,503	$5,800
Finished goods	17,196	18,130
Inventories	23,699	23,930
Less reserve for excess and obsolete inventory	(7,795)	(8,210)
Inventories, net	$15,904	$15,720

The provision recorded in the three months ended March 31, 2023 and 2022 was $0.1 million and $0.3 million for the CT segment and $0.2 million and zero for the DA segment, respectively.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2023	December 31, 2022
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,356
Machinery and equipment	6,758	6,758
Furniture and fixtures	532	532
Transportation equipment	784	784
Computer equipment and software	1,582	1,425
Property and equipment	16,418	16,261
Less accumulated depreciation	(11,611)	(11,435)
Property and equipment, net	$4,807	$4,826
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022.
Note 7 — Leases
Prior to their sale in 2022, the Company leased its facilities in Waller, Texas and Monahans, Texas and during the three months ended March 31, 2022 recognized rental income of $121 thousand and $185 thousand, respectively, which is included in other income on the unaudited condensed consolidated statement of operations. The lease agreements between the tenants and the Company were terminated on the sale of the facilities.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2023	2022
Operating lease expense	$240	$228
Finance lease expense:
Amortization of assets	4	4
Interest on lease liabilities	1	3
Total finance lease expense	5	7
Short-term lease expense	41	124
Total lease expense	$286	$359

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,365	$375
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	1	3
Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2023 (excluding the three months ended March 31, 2023)	$2,992	$29
2024	2,394	23
2025	1,391	—
2026	1,418	—
2027	1,339	—
Thereafter	3,443	—
Total lease payments	$12,977	$52
Less: Interest	(2,794)	(3)
Present value of lease liabilities	$10,183	$49

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,923	$5,900

Current portion of operating lease liabilities	3,050	3,328
Long-term operating lease liabilities	7,133	8,044
Total operating lease liabilities	$10,183	$11,372

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(59)	(55)
Property and equipment, net	$88	$92

Current portion of finance lease liabilities	$36	$36
Long-term finance lease liabilities	13	19
Total finance lease liabilities	$49	$55

Weighted Average Remaining Lease Term
Operating leases	5.3 years	5.3 years
Finance leases	1.3 years	1.6 years

Weighted Average Discount Rate
Operating leases	9.3%	9.3%
Finance leases	8.9%	8.9%

Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Severance costs	$4,375	$2,617
Payroll and benefits	919	684
Legal costs	1,312	447
Contingent liability for earn-out provision	225	583
Deferred revenue, current	502	655
Taxes other than income taxes	1,545	1,884
Other	992	2,114
Total current accrued liabilities	$9,870	$8,984

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Debt and Convertible Notes Payable
Long Term Debt
Paycheck Protection Program Loans

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023 the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million, was forgiven. The remaining principal amount of $0.4 million and accrued interest, is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025, beginning on March 15, 2023. The forgiveness of the Flotek PPP loan is accounted for as an extinguishment of the debt and the Company has recorded a $4.5 million gain in the three months ended March 31, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.

Long-term debt, including current portion, is as follows (in thousands):

	March 31, 2023	December 31, 2022
Flotek PPP loan	$373	$4,788
Less current maturities	(179)	(2,052)
Total long-term debt, net of current portion	$194	$2,736

Convertible Notes Payable

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share, or $1.741 per share, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock. The issuance cost of $1.1 million was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations.

On February 2, 2023, the Convertible Notes Payable, excluding those held by ProFrac Holdings, LLC, with a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million, were converted, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share. The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share.

Initial ProFrac Agreement Contract Consideration Convertible Notes Payable

On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “Initial ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Initial ProFrac Agreement Contract Consideration Convertible Notes Payable”), under the same terms as the Convertible Notes Payable issued in the PIPE transaction described above, including paid-in-kind interest at a rate of 10% per annum and conversion features.

The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were accounted for as liability classified convertible instruments and were initially recorded at fair value of $10.0 million on the issuance date with a corresponding contract asset.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million, were converted, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share (see Note 10, “Fair Value Measurements”).

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable

On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively with the Initial ProFrac Agreement, the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”) to ProFrac. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum and may be converted at any time prior to the maturity date, which is one year from the date of issuance under the same conversion terms as the Convertible Notes Payable issued in the PIPE transaction described above.

The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $69.5 million on the issuance date with a corresponding contract asset. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured to fair value of $43.8 million as of March 31, 2023 which includes paid-in-kind interest of $4.6 million. The fair value adjustment resulted in an a $26.9 million decrease in the three months ended March 31, 2023 and is recognized as a gain in fair value Contract Consideration Convertible Notes Payable, net on the unaudited condensed consolidated statement of operations. See Note 10, “Fair Value Measurements”.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				March 31,				December 31,
	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3	2022
Contingent earnout consideration	$—	$—	$225	$225	$—	$—	$583	$583
Initial ProFrac Agreement Contract Consideration Convertible Notes	—	—	—	—	—	—	14,220	14,220
Amended ProFrac Agreement Contract Consideration Convertible Notes	—	—	43,800	43,800	—	—	69,350	69,350
Total	$—	$—	$44,025	$44,025	$—	$—	$84,153	$84,153
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of March 31, 2023 and December 31, 2022. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.03%	4.34%
Expected volatility	90%	100.0%
Term until liquidation (years)	2.13	2.38
Stock price	$0.69	$1.12
Discount rate	10.92%	9.95%
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity, to a fair value of $15.1 million based on the closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase and a $3.9 million decrease in the three months ended March 31, 2023 and 2022, respectively.
The estimated value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable as of December 31, 2022 was valued using a Monte Carlo simulation. The key inputs into the Monte Carlo simulation used to estimate the fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable maturing February 2, 2023, as of December 31, 2022 were as follows:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Risk-free interest rate	4.12%
Expected volatility	100.0%
Term until liquidation (years)	0.09
Stock price	$1.12
Discount rate	4.12%

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The Company reduced the discount rate assumed due to the reduced likelihood of occurrence of any of the default events in the shorter term remaining on the notes. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as at March 31, 2023 and December 31, 2022 was valued using a Monte Carlo simulation.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.77%	4.59%
Expected volatility	90.0%	100.0%
Term until liquidation (years)	0.13	0.38
Stock price	$0.69	$1.12
Discount rate	4.77%	4.59%
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three months ended March 31, 2023 and 2022 classified as Level 3 (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2023	2022
Balance - beginning of period	$84,153	$608
Transfer of ProFrac Agreement Contract Consideration Convertible Notes Payable from Level 2	—	10,000
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	85	158
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	1,331	—
Change in fair value of contingent earnout consideration	(358)	94
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	786	3,892
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	(26,881)	—
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	(15,091)	—
Balance - end of period	$44,025	$14,752
Note 11 — Income Taxes
The income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% respectively, to loss before income tax for the reasons set forth below:

	Three months ended March 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	—	0.1
Non-U.S. income taxed at different rates	0.1	0.2
Increase (reduction) in tax benefit related to stock-based awards	0.4	(0.1)
Increase in valuation allowance	(20.4)	(20.8)
Permanent differences	(1.1)	(0.4)
Non-deductible expenses	0.1	—
Effective income tax rate	—%	—%

Internal Revenue Code (“IRC”) section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. During 2023, the Company converted various debt instruments into Company stock and warrants causing an ownership change within the meaning of IRC section 382 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC section 382 limitation.

As of March 31, 2023, the Company has an estimated $181.6 million in U.S. federal NOL carryforwards, $104.9 million in certain state NOL carryforwards, $7.5 million in section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards. As a result of the change of control experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited to an annual amount which is currently estimated to be $3.5 million a year as a result of the section 382 limitation which may be revised based on further detailed analysis. NOLs that exceed the section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Federal NOLs incurred prior to 2018 generally have a 20-year life until they expire in varying amounts between 2029 and 2037. Federal NOLs generated in 2018 and after are carried forward indefinitely. State NOLs have various carryforward periods depending on the legislation in the respective state jurisdiction. The Company’s use of new NOLs arising after the date of an ownership change would not be impacted by the 382 limitation. If the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on the preliminary section 382 limitation, the Company estimates that $41.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will expire unutilized. The tax effected amount of the estimated expirations is included in the Company’s valuation allowance.

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
Note 13 — Stockholders’ Equity
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, excluding those held by ProFrac Holdings, LLC, were converted, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share. The Convertible Notes Payable converted into common stock shares had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital as of March 31, 2023.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid-in-capital.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, remeasured to and carried at a fair value of $15.1 million, were converted, upon maturity, into 12,683,281 February 2023 Warrants and were recorded as additional paid-in-capital.
The February 2023 Warrants permit ProFrac Holdings II, LLC to purchase 25,366,561 shares of common stock of the Company at an exercise price equal to $0.0001 per share and may be exercised at any time. Since there are no contingent conditions to be satisfied prior to exercise, the February 2023 Warrants are included in calculation of basic earnings (loss) per share. (See Note 14, “Earnings (Loss) Per Share”).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for Pre-Funded Warrants (the “June 2022 Warrants”) of the Company. The June 2022 Warrants were recorded in equity at their fair value of $11.1 million, estimated using a Black-Scholes Option Pricing model, less $1.2 million of transaction costs paid. The remaining cash received of $8.4 million was recognized as an equity contribution. The June 2022 Warrants permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share, and a $4.5 million exercise fee representing a 20% premium to the 30-day volume average price of the Company’s common stock at the close of business on the day prior to the date of the issuance of the June 2022 Warrants. The June 2022 Warrants, net of transaction fees of $1.1 million, and the equity contribution of $8.4 million from ProFrac Holdings II, LLC were recorded as additional paid-in capital.
The key inputs into the Black-Scholes Option Pricing Model used to estimate the fair value of the June 2022 Warrants as of the issuance on June 21, 2022 were as follows:

Risk-free interest rate	3.21%
Expected volatility	90.0%
Term until liquidation (years)	2.00
Stock price	$1.11
Strike price (exercise fee)	$4.5 million
ProFrac Holdings II, LLC and its affiliates may not receive any voting or consent rights in respect of the June 2022 Warrants or the underlying shares of common stock unless and until (i) the Company has obtained approval from a majority of its shareholders excluding ProFrac Holdings II, LLC and its affiliates and (ii) ProFrac Holdings II, LLC has paid an additional $4.5 million to the Company. The additional $4.5 million will be accounted for as an equity contribution if received.
On March 21, 2022, the Convertible Notes Payable issued pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest, were converted into 2,793,030 shares of the Company’s common stock.
Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, which includes the February 2023 Warrants (See Note 9, “Debt and Convertible Notes Payable”, and Note 13, “Stockholders’ Equity”). Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the Pre-Funded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2, “Summary of Significant Accounting Policies”).

The calculation of the basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss) for basic earnings per share	$21,343	$(10,724)
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	1,571	—
Valuation (gain)/loss on Contract Consideration Convertible Notes Payable carried at FV	(26,095)	—
Adjusted net income (loss) for diluted earnings per share	$(3,181)	$(10,724)
Anti-dilutive adjustments to net income available to shareholders excluded from Numerator for Diluted Earnings calculation
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	485
Valuation (gain)/loss on Contract Consideration Convertible Notes Payable carried at FV	—	3,892
Total numerator adjustment excluded from diluted earnings computation	$—	$4,377

Denominator:
Basic weighted average shares outstanding	98,808	73,858
Average number of diluted shares for convertible notes payable and Contract Consideration Convertible Notes Payable	59,633	—
Diluted weighted average shares outstanding	158,441	73,858

Basic earnings (loss) per share	$0.22	$(0.15)
Diluted loss per share	$(0.02)	$(0.15)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation

Average number of diluted shares for June 2022 stock warrants	8,997	—
Average number of diluted shares for options and restricted stock	1,023	609

For the three months ended March 31, 2023 weighted average shares for the June 2022 stock warrants and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect as it would reduce the loss per share.
For the three months ended March 31, 2022, paid-in-kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable and the change in fair value related to the Contract Consideration Convertible Notes Payable, were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the period. For the three months ended March 31, 2022 weighted average shares for convertible notes payable and Contract Consideration Convertible Notes Payable and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$18	$5
Supplemental non cash financing and investing activities:
Issuance of convertible notes payable as consideration for ProFrac Agreements	—	10,000
Conversion of convertible notes payable to common stock	8,996	2,948
Conversion of convertible notes payable to February 2023 Warrants	11,040	—
Conversion of initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	15,092	—
Note 16— Related Party Transactions
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

On May 17, 2022, the Company entered into the Amended ProFrac Agreement upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”). The Initial ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.

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

On February 2, 2023, the Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted, upon maturity, into 12,683,280 February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”).

On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, with a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted, upon maturity, into 12,683,281 February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Initial ProFrac Agreement Contact Consideration Convertible Notes Payable, as of February 2, 2023, was $15.1 million (see Note 10, “Fair Value Measurements”).
During the three months ended March 31, 2023 and 2022, the Company’s revenues from ProFrac Services LLC were $36.4 million and $1.1 million, respectively. For the three months ended March 31, 2023 and 2022, these revenues were net of amortization of contract assets of $1.3 million and nil. Cost of sales attributable to these revenues were $34.9 million and

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1.1 million, respectively for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022 our accounts receivable from ProFrac Services, LLC was $26.2 million and $22.7 million, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
Also, during 2023 and 2022, we had the following related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC:

•PIPE Transaction (see Note 9, “Debt and Convertible Notes Payable”)
•June 2022 Warrants (see Note 13, “Stockholders’ Equity)
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest and amortization of issuance costs of $90 thousand, were converted into 2,793,030 shares of the Company’s common stock.
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. The Company’s revenues and related cost of sales for product sales to Confluence were $1.4 million and $1.4 million, for the three months ended March 31, 2022. As of June 9, 2022 Mr. Brown stepped down from being a Director of the Company and Confluence is no longer considered a related party as of June 9, 2022.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$8,561	$1,941	$—	$10,502
Services	664	486	—	1,150
Total revenue from external customers	9,225	2,427	—	11,652
Revenue from related party				—
Products	36,265	—	—	36,265
Services	—	90	—	90
Total revenue from related parties	36,265	90	—	36,355
Gross profit	434	1,446	—	1,880
Change in fair value of Contract Consideration Convertible Notes Payable	(26,095)	—	—	(26,095)
Income (loss) from operations	23,379	457	(5,325)	18,511
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	1,416	—	—	1,416
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	157	18	1	176
Additions to long-lived assets	30	95	32	157

2022
Revenue from external customers
Products	$8,909	$793	$—	$9,702
Services	402	278	—	680
Total revenue from external customers	9,311	1,071	—	10,382
Revenue from related party
Products	2,497	—	—	2,497
Services	—	—	—	—
Total revenue from related parties	2,497	—	—	2,497
Gross profit (loss)	(662)	183	—	(479)
Change in fair value of Contract Consideration Convertible Notes Payable	3,892	—	—	3,892
Loss from operations	(6,057)	(808)	(3,419)	(10,284)
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	158	—	—	158
Paid-in-kind interest on convertible notes payable	—	—	327	327
Depreciation	178	16	1	195
Additions to long-lived assets	—	—	—	—

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2023	December 31, 2022
Chemistry Technologies	$142,033	$146,542
Data Analytics	7,308	5,645
Corporate and Other	14,047	12,623
Total assets	$163,388	$164,810

Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three months ended March 31, 2023 no individual countries other than the U.S. accounted for more than 10% of revenue. For the three months ended March 31, 2022 no individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2023	2022
U.S. (1)	$46,126	$10,334
UAE	1,403	1,311
Other countries	478	1,234
Total revenue	$48,007	$12,879
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended March 31,	Revenue	% of Total Revenue
2023
Customer A (Related Party)	$36,355	75.7%
2022
Customer B	$2,607	20.2%
Customer C (Related Party)	1,389	10.8%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

	Expenditure	% of Total Expenditure
Three months ended March 31,
2023
Supplier A	$16,954	40.1%
Supplier B	7,145	16.9%
Supplier C	4,504	10.6%
2022
Supplier B	2,117	27.0%
Supplier D	933	11.9%

Note 18 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to March 31, 2023, and there have been no material events that would require recognition in the March 31, 2023 interim financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

Sublease of Corporate Headquarters

On April 1, 2023, the Company entered into an agreement to sublease the facility in Houston, Texas, which is currently the Company’s corporate headquarters, beginning September 1, 2023, or earlier, and ending October 30, 2030. The Company plans to lease a smaller facility to relocate the headquarters before September 1, 2023.

New York Stock Exchange (“NYSE”) Continued Listing Requirements

The Company’s common stock is currently listed on the NYSE. On April 12, 2023, the Company received written notice from the NYSE that the average closing price of the Company’s shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, the Company has notified the NYSE that it intends to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, the Company has six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE subject to the Company’s continued compliance with the other listing requirements of the NYSE. The common stock of the Company will continue to trade under the symbol “FTK” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as the Company is deemed to be in compliance. The Company intends to explore available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Flotek,” the "Company," "we," "us" and "our" refer to Flotek Industries, Inc. and its wholly-owned subsidiaries.

The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report” or “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 17 to our unaudited consolidated financial statements. See “Forward Looking Statements” in this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2022 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
Executive Summary

Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data technology company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company serves specialty chemistry needs for both domestic and international energy markets.
The Company has two operating segments, Chemistry Technologies (“CT”) and Data Analytics (“DA”), which are both supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
Company Overview

Chemistry Technologies
We believe that the Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customer’s value by elevating their environmental, social and governance (“ESG”) performance, lowering operational costs, and delivering improved return on invested capital. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of its desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.

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

Data Analytics

The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical properties are delivered simultaneously on their refined fuels, natural gas liquids (“NGLs”), natural gas, crude oil, and condensates using the industry’s only field-deployable, in-line optical near-infra-red spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every 15 seconds.

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
Energy
We believe that we are in the early years of a tight supply cycle for oil and gas triggered by an extended period of underinvestment in energy development, infrastructure and new sources of oil and gas production. While the demand for oil and gas could fluctuate depending on the macroeconomic condition, we believe that this tight supply cycle could last and could provide support to high oil prices for multiple years. We expect that the strongest potential growth throughout 2023 will likely come from independent, rather than large major exploration and production companies. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies to increase activity and the larger companies to have modest spending increases in the year ahead.
Digital Analytics

The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. We believe Verax™ analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers insight on valuable operations data like vapor pressure, boiling point, flash point, octane level, API (American Petroleum Institute) gravity, viscosity, BTU (British Thermal Unit) and more, simultaneously. We continue to collaborate with our customers to identify further facilities and applications where our technology has the highest value. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. AIDA (Automated Interface Detection Algorithm) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time versus traditional lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades. We are also gaining traction leveraging the Verax™ in applications where operators and service companies are using field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing this in real-time allows companies to maximize the substitution rate while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage.

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

New York Stock Exchange (“NYSE”) Continued Listing Requirements

The Company’s common stock is currently listed on the NYSE. On April 12, 2023, the Company received written notice from the NYSE that the average closing price of the Company’s shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, the Company has notified the NYSE that it intends to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, the Company has six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE subject to the Company’s continued compliance with the other listing requirements of the NYSE. The common stock of the Company will continue to trade under the symbol “FTK” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as the Company is deemed to be in compliance. The Company intends to explore available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

Consolidated Results of Operations (in thousands)

	Three months ended March 31,
	2023	2022
Revenue
Revenue from external customers	$11,652	$10,382
Revenue from related party	36,355	2,497
Total revenues	48,007	12,879
Cost of sales	46,127	13,358
Cost of sales %	96.1%	103.7%
Gross profit (loss)	1,880	(479)
Gross profit (loss) %	3.9%	(3.7)%
Selling general and administrative	6,451	4,886
Selling general and administrative %	13.4%	37.9%
Depreciation	176	195
Research and development	614	1,415
Severance costs	2,223	(7)
Loss on sale of property and equipment	—	8
Gain on lease termination	—	(584)
(Gain) loss in fair value of Contract Consideration Convertible Notes Payable	(26,095)	3,892
Income (loss) from operations	18,511	(10,284)
Operating margin %	38.6%	(79.9)%
Interest and other income, net	2,841	(444)
Income (loss) before income taxes	21,352	(10,728)
Income tax (expense) benefit	(9)	4
Net income (loss)	$21,343	$(10,724)
Net income (loss) %	44.5%	(83.3)%

Consolidated revenue for the three months ended March 31, 2023 increased $35.1 million, or 273%, versus the same period of 2022, primarily driven by related party activity under the ProFrac Agreement which commenced in the second quarter of 2022 and continued increased activity across our customer base, particularly in the DA segment. Related party revenues in the CT segment are partially offset by $1.3 million of contract assets amortization for the three months ended March 31, 2023.

Consolidated cost of sales for the three months ended March 31, 2023 increased $32.8 million, or 245%, versus the same period of 2022, primarily attributable to the increase in revenue.

SG&A expenses for the three months ended March 31, 2023 increased $1.6 million, or 32%, versus the same period of 2022. The increase relates mainly to professional fees, driven by higher legal fees partially offset by a decrease in capital transaction related costs.

Severance costs of $2.2 million were recorded in the three months ended March 31, 2023 compared to a credit of $7 thousand for the same period of 2022, and were attributable to senior management changes.
Research and development (“R&D”) costs for the three months ended March 31, 2023, decreased $0.8 million or 57%, versus the same period of 2022 due to a reduction in sample testing in 2023 and lower personnel cost driven by headcount optimization.
Income from operations increased by $28.8 million or 280% for the three months ended March 31, 2023, versus the same period in 2022. The improvement is primarily driven by the gain in fair value of the Contract Consideration Convertible Notes Payable of $26.1 million compared to a loss in fair value of $3.9 million for the same period of 2022. The improvement is partially offset by severance costs of $2.2 million.

Interest and other income for the three months ended March 31, 2023, increased $3.3 million or 740% driven by a $4.5 million gain for the forgiveness of the Flotek PPP loan (see Note 9, “Debt and Convertible Notes Payable”). This was partially offset by non-cash interest charges of $1.7 million in the three months ended March 31, 2023 versus $0.7 million for the same period in 2022. The increased interest cost relates to paid- in-kind interest expense on the convertible notes payable and the Contract Consideration Convertible Notes Payable.
The Company’s income tax (expense) benefit for the three months ended March 31, 2023 and 2022 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended March 31,
	2023	2022
Revenue from external customers	$9,225	$9,311
Revenue from related party	36,265	2,497
Income (loss) from operations	23,379	(6,057)
CT revenue from external customers for the three months ended March 31, 2023 decreased $0.1 million or 0.9%, compared to the same period of 2022. Revenue from related parties increased $33.8 million or 1352%, compared to the same period of 2022. The increased revenue in 2023 is driven by the ProFrac Agreement which commenced in the second quarter of 2022.
Income from operations for the CT segment for the three months ended March 31, 2023 increased $29.4 million or 486% compared to the same period of 2022. The improvement is primarily attributable to the gain in fair value of the Contract Consideration Convertible Notes Payable of $26.1 million for the three months ended March 31, 2023 compared to a loss of $3.9 million for the same period of 2022. The improvement is partially offset by increased cost of sales, driven by activity, with notable, significant increased freight and equipment rental costs, and severance costs of $0.6 million, driven by changes in senior management. During the three months ended March 31, 2022, the loss from operations included a gain on lease termination of $0.6 million.
Data Analytics Results of Operations:

	Three months ended March 31,
	2023	2022
Revenue from external customers	$2,427	$1,071
Revenue from related party	90	—
Income (loss) from operations	457	(808)

DA revenue from external customers for the three months ended March 31, 2023 increased $1.4 million or 127% compared to the same period of 2022 primarily due to significant products revenues from three new customers. Revenue from related party customers was $0.1 million relating to services provided to ProFrac Services, LLC.

Income from operations for the DA segment for the three months ended March 31, 2023 increased $1.3 million or 157% compared to the same period for 2022 driven by increased activity and decreased R&D expense.

Corporate and Other Results of Operations:

	Three months ended March 31,
	2023	2022
Loss from operations	$(5,325)	$(3,419)

Loss from operations for the three months ended March 31, 2023, increased $1.9 million, or 56%, compared to the same period of 2022 attributable to severance costs and increased professional fees. Severance costs of $1.6 million were recorded in the three months ended March 31, 2023, relating to senior management changes. The increase in professional fees relates mainly to higher legal fees partially offset by lower capital transaction related costs.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the three months ended March 31, 2023, the Company funded working capital requirements with cash on hand.
As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $12.4 million, as compared to $12.3 million on December 31, 2022. During the three months ended March 31, 2023, the Company had an operating income of $18.5 million, $1.1 million of cash provided by operating activities, $0.2 million cash used in investing activities and $0.8 million of cash used in financing activities.
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

The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the unaudited condensed consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). It is not certain that the Company’s cash and other current assets and the Company’s forecasted operating cash flows currently expected to be generated from the ongoing execution of the ProFrac Agreement will provide the Company with sufficient financial resources to fund operations and meet the Company’s capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are filed.

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

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,140	$(8,474)
Net cash (used in) provided by investing activities	(157)	24
Net cash (used in) provided by financing activities	(818)	19,993
Effect of changes in exchange rates on cash and cash equivalents	(21)	8
Net change in cash and cash equivalents and restricted cash	$144	$11,551

Operating Activities
Net cash provided by operating activities was $1.1 million during the three months ended March 31, 2023 compared to $8.5 million used in operating activities for the same period of 2022. Consolidated net income for the three months ended March 31, 2023 was $21.3 million compared to a net loss of $10.7 million for the three months ended March 31, 2022.
During the three months ended March 31, 2023, non-cash adjustments to net income (loss) totaled $27.8 million as compared to $5.6 million for the same period of 2022.
•For the three months ended March 31, 2023 non-cash adjustments included $26.1 million for the change in fair value of Contract Consideration Convertible Notes Payable, $4.5 million for PPP loan forgiveness and $1.1 million stock compensation adjustment. These were offset by non-cash positive adjustments of $1.6 million paid-in-kind interest expense, $1.3 million amortization of contract assets and $1.0 million non-cash lease expense.
•For the three months ended March 31, 2022 non-cash adjustments included $3.9 million for the change in fair value of Contract Consideration Convertible Notes Payable, $0.7 million stock compensation expense, $0.5 million paid-in-kind interest expense and $0.3 million provision for excess and obsolete inventory. These were partially offset by $0.6 million for the gain on lease termination.
During the three months ended March 31, 2023, changes in working capital provided $7.6 million of cash as compared to using $3.3 million for the same period of 2022.
•For the three months ended March 31, 2023, changes in working capital resulted primarily from an increase in accounts payable of $8.6 million.
•For the three months ended March 31, 2022, changes in working capital resulted primarily from a decrease in accrued liabilities of $2.4 million partially due to payment of a legal settlement accrued in 2021 and an increase in inventories of $1.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $0.2 million driven by capital additions. Net cash provided by investing activities for the three months ended March 31, 2022 was negligible.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $0.8 million, and relates primarily to payments for forfeited stock options and to tax authorities for shares withheld from employees. Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2022, primarily from the proceeds from the issuance of convertible notes.
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s 2022 Annual Report describes the critical accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

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

In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

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

In connection with the preparation of the Company’s 2022 Annual Report, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022, and identified the material weakness described below that continues to exist as of March 31, 2023.

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

Accordingly, the Company did not establish appropriate control activities through policies and procedures to mitigate risk to the achievement of the Company’s financial reporting objectives, as follows:

•The Company did not design effective controls over the identification and subsequent accounting for modifications to lease agreements;
•The Company did not design effective controls over the accuracy of prepaid asset accounts;
•The Company did not design effective controls over the completeness and accuracy of the related party revenue accrual at period end to ensure all sales are properly accounted for.

These control deficiencies resulted in several material and immaterial misstatements that were corrected prior to the issuance of the consolidated financial statements included in the 2022 Annual Report.

The Company believes that, notwithstanding the material weakness mentioned above, the unaudited condensed consolidated financial statements contained in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles in the United States as of the dates and for the periods presented in this Form 10-Q.

Remediation Plan and Status

The Company has implemented and continues to implement certain remediation actions and continues to evaluate the elements of the remediation plan. These elements include:

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

Changes in Internal Controls over Financial Reporting

Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item3. - Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition and/or future results. As of March 31, 2023, except as set forth below, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our stockholders’ ability to sell our common stock.

On April 12, 2023, we received written notice from the NYSE that the average closing price of our shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, we have notified the NYSE that we intend to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, we have six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE subject to our continued compliance with the other listing requirements of the NYSE. Our shares of common stock will continue to trade under the symbol “FTK” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as we are deemed to be in compliance. We intend to explore available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None

Issuer Repurchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended March 31, 2023, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2023 to January 31, 2023	4,407	$1.07
February 1, 2023 to February 28, 2023	2,472	$1.18
March 1, 2023 to March 31, 2023	163,882	$1.17
Total	170,761
(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On May 5, 2023, the Board approved a form of director and officer indemnification agreement (the “D&O Indemnification Agreement”) to be used by the Company to provide contractual indemnification, expense advancement, and other related rights to the members of the Board and the Company’s executive officers who are a party thereto in accordance with the Delaware General Corporation Law, and authorized the Company to enter into the D&O Indemnification Agreement with each of the Company’s directors and executive officers. The foregoing description of the D&O Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the D&O Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
2.1	***
Membership Interest Purchase Agreement, dated as of May 18, 2020, by and between the Company, JP3 Measurement, LLC, the Sellers party thereto, and John A. Cardwell, as Seller Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 19, 2020).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (form of which is incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 5, 2022).
3.5		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1		Separation Agreement and General Release, dated January 19, 2023, between the Company ad John Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K file on January 19, 2023
10.2		Employment Agreement, dated January 19, 2023, between the Company and Harsha Agadi (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2023
10.3		Stand-Alone Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2023)
10.4
Amendment No.2 to the Chemical Supply Agreement dated February 1, 2023 between Flotek Chemistry, LLC and ProFrac Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2023)

10.5	*	Separation Agreement and General Release, dated April 13, 2023, between the Company and James Silas
10.6	*	Director and Officer Indemnification Agreement, (“D&O” Indemnification Agreement”) dated May 5, 2023
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2023

FLOTEK INDUSTRIES, INC.

By:	/s/ Harsha V. Agadi
Harsha V. Agadi
Interim Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)