Form 10-Q
period 2023-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2023-08-09
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At August 8, 2023, there were 152,401,483 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply agreements or amendments thereto and the potential value thereof or revenue thereunder. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,841	$12,290
Restricted cash	101	100
Accounts receivable, net of allowance for credit losses of $682 and $623 at June 30, 2023 and December 31, 2022, respectively	16,855	19,136
Accounts receivable, related party, net of allowance for credit losses of $0 at June 30, 2023 and December 31, 2022, respectively	23,033	22,683
Inventories, net	18,397	15,720
Other current assets	4,051	4,045
Current contract assets	7,716	7,113
Total current assets	78,994	81,087
Long-term contract assets	69,583	72,576
Property and equipment, net	4,753	4,826
Operating lease right-of-use assets	4,279	5,900
Deferred tax assets, net	404	404
Other long-term assets	17	17
TOTAL ASSETS	$158,030	$164,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,949	$33,375
Accrued liabilities	5,178	8,984
Income taxes payable	12	97
Interest payable	—	130
Current portion of operating lease liabilities	2,902	3,328
Current portion of finance lease liabilities	37	36
Current portion of long-term debt	179	2,052
Convertible notes payable	—	19,799
Contract Consideration Convertible Notes Payable	—	83,570
Total current liabilities	53,257	151,371
Deferred revenue, long-term	35	44
Long-term operating lease liabilities	6,584	8,044
Long-term finance lease liabilities	3	19
Long-term debt	149	2,736
TOTAL LIABILITIES	60,028	162,214
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 158,220,075 shares issued and 151,541,446 shares outstanding at June 30, 2023 ; 83,915,918 shares issued and 77,788,391 shares outstanding at December 31, 2022	15	8
Additional paid-in capital	462,517	388,177
Accumulated other comprehensive income	147	181
Accumulated deficit	(330,197)	(351,519)
Treasury stock, at cost; 6,678,629 and 6,127,527 shares at June 30, 2023 and December 31, 2022, respectively	(34,480)	(34,251)
Total stockholders’ equity	98,002	2,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,030	$164,810
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Revenue from external customers	$17,820	$12,824	$29,472	$23,206
Revenue from related party	32,774	16,549	69,130	19,046
Total revenues	50,594	29,373	98,602	42,252
Cost of sales	46,690	31,678	92,817	45,036
Gross profit (loss)	3,904	(2,305)	5,785	(2,784)
Operating costs and expenses:
Selling, general, and administrative	8,351	6,821	14,803	11,707
Depreciation	174	182	349	377
Research and development	860	1,115	1,474	2,530
Severance costs	(2,279)	610	(56)	603
Gain on sale of property and equipment	—	(1,914)	—	(1,906)
Gain on lease termination	—	—	—	(584)
Gain in fair value of Contract Consideration Convertible Notes Payable	(3,874)	(17,158)	(29,969)	(13,266)
Total operating costs and expenses	3,232	(10,344)	(13,399)	(539)
Income (loss) from operations	672	8,039	19,184	(2,245)
Other income (expense):
Payment protection plan loan forgiveness	—	—	4,522	—
Interest expense	(705)	(1,597)	(2,377)	(2,265)
Other income (expense), net	19	(104)	9	120
Total other income (expense)	(686)	(1,701)	2,154	(2,145)
Income (loss) before income taxes	(14)	6,338	21,338	(4,390)
Income tax expense	(7)	(98)	(16)	(94)
Net income (loss)	$(21)	$6,240	$21,322	$(4,484)

Income (loss) per common share:
Basic	$—	$0.08	$0.18	$(0.06)
Diluted (see Note 14, “Earnings (Loss) Per Share”)	$(0.02)	$(0.05)	$(0.04)	$(0.12)

Weighted average common shares:
Weighted average common shares used in computing basic income (loss) per common share	143,433	74,861	121,244	73,476
Weighted average common shares used in computing diluted loss per common share	169,500	124,335	164,165	107,086

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(21)	$6,240	$21,322	$(4,484)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	87	(34)	95
Comprehensive income (loss)	$(34)	$6,327	$21,288	$(4,389)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$21,322	$(4,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of contingent consideration	(324)	(134)
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	(13,266)
Amortization of convertible note issuance cost	83	414
Paid-in-kind interest expense	2,284	1,819
Amortization of contract assets	2,390	737
Depreciation	349	377
Provision for credit losses, net of recoveries	63	87
Provision for excess and obsolete inventory	497	769
Gain on sale of property and equipment	—	(1,906)
Gain on lease termination	—	(584)
Lease expense	1,621	112
Stock compensation expense	(836)	1,591
Deferred income tax benefit	—	(5)
Paycheck protection plan loan forgiveness	(4,522)	—
Changes in current assets and liabilities:
Accounts receivable	2,218	(21,741)
Accounts receivable, related party	(350)	11,600
Inventories	(3,158)	(4,521)
Income taxes receivable	—	7
Other assets	(6)	(232)
Contract assets	—	(3,600)
Accounts payable	11,574	12,154
Accrued liabilities	(3,491)	(2,924)
Operating lease liabilities	(1,886)	(308)
Income taxes payable	(85)	99
Interest payable	(8)	24
Net cash used in operating activities	(2,234)	(23,915)
Cash flows from investing activities:
Capital expenditures	(292)	(5)
Proceeds from sale of assets	—	4,194
Net cash (used in) provided by investing activities	(292)	4,189
Cash flows from financing activities:
Payment for forfeited stock options	(617)	—
Payments on long term debt	(60)	—
Proceeds from issuance of convertible notes	—	21,150
Payment of issuance costs of convertible notes	—	(1,084)
Proceeds from issuance of warrants	—	19,500
Payments to tax authorities for shares withheld from employees	(229)	(138)
Proceeds from issuance of stock	33	24
Payments for finance leases	(15)	(21)
Net cash (used in) provided by financing activities	(888)	39,431
Effect of changes in exchange rates on cash and cash equivalents	(34)	95
Net change in cash and cash equivalents and restricted cash	(3,448)	19,800
Cash and cash equivalents at the beginning of period	12,290	11,534
Restricted cash at the beginning of period	100	1,790
Cash and cash equivalents and restricted cash at beginning of period	12,390	13,324
Cash and cash equivalents at end of period	8,841	33,084
Restricted cash at the end of period	101	40
Cash and cash equivalents and restricted cash at end of period	$8,942	$33,124
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and six months ended June 30, 2023 and 2022
(In thousands of U.S. dollars and shares)

Three months ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2023	94,614	$9	6,442	$(34,451)	$421,596	$160	$(330,176)	$57,138
Net loss	—	—	—	—	—	—	(21)	(21)
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Stock issued under employee stock purchase plan	—	—	(22)	—	13	—	—	13
Restricted stock forfeited	—	—	214	—	—	—	—	—
Restricted stock units vested	109	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	276	—	—	276
Shares withheld to cover taxes	—	—	43	(29)	—	—	—	(29)
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	63,497	6	—	—	40,632	—	—	40,638
Balance, June 30, 2023	158,220	$15	6,677	$(34,480)	$462,517	$147	$(330,197)	$98,002

Three months ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2022	82,564	$8	6,073	$(34,159)	$367,104	$89	$(319,938)	$13,104
Net income	—	—	—	—	—	—	6,240	6,240
Foreign currency translation adjustment	—	—	—	—	—	87	—	87
Stock issued under employee stock purchase plan	—	—	(19)	—	24	—	—	24
Restricted stock granted	339	—	—	—	—	—	—	—
Restricted stock forfeited	(3)	—	12	—	—	—	—	—
Stock compensation expense	—	—	—	—	852	—	—	852
Shares withheld to cover taxes	(15)	—	45	(79)	—	—	—	(79)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Balance, June 30, 2022	82,885	$8	6,111	$(34,238)	$386,310	$176	$(313,698)	$38,558

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Six months ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2022	83,916	$8	6,127	$(34,251)	$388,177	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	21,322	21,322
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Stock issued under employee stock purchase plan	—	—	(43)	—	33	—	—	33
Restricted stock granted	15	—	—	—	—	—	—	—
Restricted stock forfeited	(40)	—	379	—	—	—	—	—
Restricted stock units vested	496	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—	—	—	(836)	—	—	(836)
Shares withheld to cover taxes	—	—	214	(229)	—	—	—	(229)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable to Pre-Funded Warrants	—	—	—	—	15,092	—	—	15,092
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	63,497	6	—	—	40,632	—	—	40,638
Conversion of convertible notes payable to Pre-Funded Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	10,336	1	—	—	8,996	—	—	8,997
Balance, June 30, 2023	158,220	$15	6,677	$(34,480)	$462,517	$147	$(330,197)	$98,002

Six months ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(4,484)	(4,484)
Foreign currency translation adjustment	—	—	—	—	—	95	—	95
Stock issued under employee stock purchase plan	—	—	(19)	—	24	—	—	24
Restricted stock granted	626	—	—	—	—	—	—	—
Restricted stock forfeited	(3)	—	20	—	—	—	—	—
Stock compensation expense	—	—		—	1,591	—	—	1,591
Shares withheld to cover taxes	(15)	—	88	(138)	—	—	—	(138)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Conversion of notes to common stock	2,793	—	—	—	2,948	—	—	2,948
Balance, June 30, 2022	82,885	$8	6,111	$(34,238)	$386,310	$176	$(313,698)	$38,558

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
Restricted Cash
The Company’s restricted cash is $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.

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
The Company accounted for the Contract Consideration Convertible Notes Payable issued as consideration related to a related party contract (see Note 9, “Debt and Convertible Notes Payable”), as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date (see Note 10, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations.
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

The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated with products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements, and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the six months ended June 30, 2023 and June 30, 2022.

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
Stock Warrants

The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “June 2022 Warrants”) and the Pre-Funded Warrants issued in February 2023 (the “February 2023 Warrants”) (see Note 13, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the June 2022 Warrants and the February 2023 Warrants meet the criteria to be classified within stockholders’ equity. Accordingly, the Company recorded the proceeds received for the June 2022 Warrants within additional paid in capital. In addition, the Company reclassified the balance of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”) for the February 2023 Warrants within additional paid in capital upon conversion.

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
Significant items subject to estimates and assumptions include the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; allowance for credit losses for accounts receivable; valuation allowances for inventories and deferred tax assets; recoverability and timing of the realization of contract assets; and fair value of liability classified Contract Consideration Convertible Notes Payable.
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

Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Products (1)	$49,062	$28,588	$95,829	$40,787
Services	1,532	785	2,773	1,465
	$50,594	$29,373	$98,602	$42,252
(1) Product revenue includes sales to related parties as described in Note 16, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales:
Tangible goods sold	$41,878	$27,379	$83,407	$37,167
Services	156	105	296	53
Other	4,656	4,194	9,114	7,816
	$46,690	$31,678	$92,817	$45,036

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales split between external and related party sales is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales:
Cost of sales for external customers	$16,445	$13,830	$27,743	$24,598
Cost of sales for related parties	30,245	17,848	65,074	20,438
	$46,690	$31,678	$92,817	$45,036

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$83,060	$83,060
Less accumulated amortization	(5,761)	(3,371)
Contract assets, net	77,299	79,689
Less current contract assets	(7,716)	(7,113)
Contract assets, long term	$69,583	$72,576
In connection with entering into the ProFrac Agreement on February 2, 2022 and May 17, 2022 as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of June 30, 2023 and December 31, 2022, $69.6 million and $72.6 million, respectively, of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three and six months ended June 30, 2023 the Company recognized $1.1 million and $2.4 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. During each of the three and six months ended June 30, 2022, the Company recognized $0.7 million of contract assets amortization. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2023 (excluding the six months ended June 30, 2023)	$3,226
2024	8,980
2025	8,980
2026	8,980
2027	8,980
Thereafter through May 2032	38,153
Total contract assets	$77,299
Based on our tests of recoverability, we did not identify impairment of such contract assets as of June 30, 2023.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Inventories
Inventories are as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$7,404	$5,800
Finished goods	18,473	18,130
Inventories	25,877	23,930
Less reserve for excess and obsolete inventory	(7,480)	(8,210)
Inventories, net	$18,397	$15,720

The provision recorded in the three months ended June 30, 2023 and 2022 was $0.2 million and $0.4 million for the CT segment and $6 thousand and $49 thousand for the DA segment, respectively. The provision recorded in the six months ended June 30, 2023 and 2022 was $0.4 million and $0.7 million for the CT segment and $0.1 million and $49.0 thousand for the DA segment, respectively.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2023	December 31, 2022
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,356
Machinery and equipment	6,890	6,758
Furniture and fixtures	532	532
Transportation equipment	784	784
Computer equipment and software	1,556	1,425
Property and equipment	16,524	16,261
Less accumulated depreciation	(11,771)	(11,435)
Property and equipment, net	$4,753	$4,826
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense totaled $0.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$237	$220	$478	$448
Finance lease expense:
Amortization of assets	4	4	7	8
Interest on lease liabilities	1	3	2	6
Total finance lease expense	5	7	9	14
Short-term lease expense	40	79	81	203
Total lease expense	$282	$306	$568	$665

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,550	$350	$2,915	$726
Operating cash flows from finance leases	7	10	17	20
Financing cash flows from finance leases	1	3	2	6
Maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2023 (excluding the six months ended June 30, 2023)	$1,843	$19
2024	2,624	23
2025	1,391	—
2026	1,418	—
2027	1,339	—
Thereafter	3,443	—
Total lease payments	$12,058	$42
Less: Interest	(2,572)	(2)
Present value of lease liabilities	$9,486	$40

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,279	$5,900

Current portion of operating lease liabilities	2,902	3,328
Long-term operating lease liabilities	6,584	8,044
Total operating lease liabilities	$9,486	$11,372

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(63)	(55)
Property and equipment, net	$84	$92

Current portion of finance lease liabilities	$37	$36
Long-term finance lease liabilities	3	19
Total finance lease liabilities	$40	$55

Weighted Average Remaining Lease Term
Operating leases	5.4 years	5.3 years
Finance leases	1.0 year	1.6 years

Weighted Average Discount Rate
Operating leases	9.2%	9.3%
Finance leases	8.5%	8.9%

Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Severance costs	$1,314	$2,617
Payroll and benefits	525	684
Legal costs	816	447
Contingent liability for earn-out provision	260	583
Deferred revenue, current	409	655
Taxes other than income taxes	946	1,884
Other	908	2,114
Total current accrued liabilities	$5,178	$8,984

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Debt and Convertible Notes Payable
Long Term Debt
Paycheck Protection Program Loans

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025, beginning on March 15, 2023. The forgiveness of the Flotek PPP loan is accounted for as an extinguishment of the debt and the Company has recorded a $4.5 million gain in the six months ended June 30, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.

Long-term debt, including current portion, is as follows (in thousands):

	June 30, 2023	December 31, 2022
Flotek PPP loan	$328	$4,788
Less current maturities	(179)	(2,052)
Total long-term debt, net of current portion	$149	$2,736

Loan repayments are scheduled as follows (in thousands):

Years ending December 31,	Repayment
2023 (excluding the six months ended June 30, 2023)	$91
2024	180
2025	57
Total Flotek PPP loan	$328

Convertible Notes Payable

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share, or $1.741 per share, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock. The issuance cost of $1.1 million was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations.

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

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable

On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively with the Initial ProFrac Agreement, the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”) to ProFrac. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum.

The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were accounted for as liability classified convertible instruments and were initially recorded at fair value of $69.5 million on the issuance date with a corresponding contract asset.

On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $40.6 million, were converted, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (see Note 10, “Fair Value Measurements”).
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				June 30,				December 31,
	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3	2022
Contingent earnout consideration	$—	$—	$260	$260	$—	$—	$583	$583
Initial ProFrac Agreement Contract Consideration Convertible Notes	—	—	—	—	—	—	14,220	14,220
Amended ProFrac Agreement Contract Consideration Convertible Notes	—	—	—	—	—	—	69,350	69,350
Total	$—	$—	$260	$260	$—	$—	$84,153	$84,153
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of June 30, 2023 and December 31, 2022. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.93%	4.34%
Expected volatility	100.0%	100.0%
Term until liquidation (years)	1.88	2.38
Stock price	$0.73	$1.12
Discount rate	12.66%	9.95%
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase in each of the three and six months ended June 30, 2023, and a $2.6 million decrease and a $1.3 million increase in the three and six months ended June 30, 2022, respectively.
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
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The Company reduced the discount rate assumed due to the reduced likelihood of occurrence of any of the default events in the shorter term remaining on the notes. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as of December 31, 2022 was valued using a Monte Carlo simulation.
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity, to a fair value of $40.6 million based on the closing price of the shares of common stock of $0.64, on the date of conversion. The fair value adjustment was a decrease of $3.9 million and $30.8 million in the three and six months ended June 30, 2023, and a decrease of $14.5 million in each of the three and six months ended June 30, 2022, respectively.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable maturing May 17, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.59%
Expected volatility	100.0%
Term until liquidation (years)	0.38
Stock price	$1.12
Discount rate	4.59%
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and six months ended June 30, 2023 and 2022 classified as Level 3 (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance - beginning of period	$44,025	$14,752	$84,153	$608
Transfer of ProFrac Agreement Contract Consideration Convertible Notes Payable from Level 2	—	—	—	10,000
Issuance of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	69,460	—	69,460
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	257	85	415
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	712	611	2,043	611
Change in fair value of contingent earnout consideration	35	(228)	(323)	(134)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	(2,637)	786	1,255
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	(3,874)	(14,521)	(30,755)	(14,521)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	—	(15,091)	—
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	(40,638)	—	(40,638)	—
Balance - end of period	$260	$67,694	$260	$67,694
Note 11 — Income Taxes
The income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before income tax for the reasons set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	120.4	—	0.1	0.1
Non-U.S. income taxed at different rates	(96.7)	3.8	—	(1.9)
Increase (reduction) in tax benefit related to stock-based awards	1291.8	3.1	0.7	(2.0)
Increase in valuation allowance	2284.5	(27.5)	(19.8)	(17.0)
Permanent differences	(3779.4)	—	(2.1)	—
Non-deductible expenses	278.8	(0.4)	0.2	0.1
Other	—	3.8	—	(2.2)
Effective income tax rate	120.4%	3.8%	0.1%	(1.9)%

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
As of June 30, 2023, the Company has an estimated $196.1 million in U.S. federal NOL carryforwards, $119.4 million in certain state NOL carryforwards, $7.1 million in section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards. As a result of the change of control experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited to an annual amount which is currently estimated to be $3.5 million a year as a result of the section 382 limitation which may be revised based on further detailed analysis. NOLs that exceed the section 382 limitation in any

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Federal NOLs incurred prior to 2018 generally have a 20-year life until they expire in varying amounts between 2029 and 2037. Federal NOLs generated in 2018 and after are carried forward indefinitely. State NOLs have various carryforward periods depending on the legislation in the respective state jurisdiction. The Company’s use of new NOLs arising after the date of an ownership change would not be impacted by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on the preliminary section 382 limitation, the Company estimates that $41.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will expire unutilized. The tax effected amount of the estimated expirations is included in the Company’s valuation allowance.

Note 12 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as disclosed below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Former CEO (John Chisholm) Matter
On May 23, 2023, the Company entered into an agreement with John Chisholm (a former CEO of the Company) to resolve a claim made by Mr. Chisholm in arbitration for payment of outstanding severance and claims made by the Company against Mr. Chisholm. The settlement resulted in the reversal of $2.3 million of accrued severance costs during the three and six months ended June 30, 2023 and is included in severance costs in our consolidated statements of operation. The Company had withheld payment of outstanding severance to Mr. Chisholm subsequent to an investigation conducted during the year ended December 31, 2021 into corporate practices when Mr. Chisholm was CEO during the years from 2014 to 2018. The Company concluded upon completion of that investigation that its historical financial statements could be relied upon, that proper action had been taken, and that no members of current management were implicated in any improper corporate practices. The Company subsequently commenced arbitration and other legal proceedings against Mr. Chisholm, Casey Doherty/ Doherty & Doherty LLP (Flotek’s former outside general counsel) and Moss Adams LLP and its predecessor, Hein & Associates LLP (Flotek’s former independent public audit firm) to recover damages. Mr. Chisholm filed a counterclaim against the Company in the arbitration proceeding for his remaining severance, and that dispute has been resolved as previously stated. Further, on June 16, 2023, the Company entered into a settlement with Moss Adams LLP and its predecessor, Hein & Associates LLP, regarding the claims between the Company and Moss Adams LLP and Hein & Associates LLP. The arbitration action between the Company and Mr. Casey Doherty and Doherty & Doherty LLP remains outstanding.

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
Note 13 — Stockholders’ Equity
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, were converted, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share. The Contract Consideration Convertible Notes Payable converted into common stock shares, remeasured to a fair value of $40.6 million upon maturity, were recorded as additional paid-in-capital as of June 30, 2023.
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, excluding those held by ProFrac Holdings, LLC, were converted, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share. The Convertible Notes Payable converted into common stock shares had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital as of June 30, 2023.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid-in-capital as of June 30, 2023.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, remeasured to a fair value of $15.1 million upon maturity, were converted, upon maturity, into 12,683,281 February 2023 Warrants and were recorded as additional paid-in-capital as of June 30, 2023.
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

ProFrac Holdings II, LLC and its affiliates may not receive any voting or consent rights in respect of the June 2022 Warrants or the underlying shares of common stock unless and until (i) the Company has obtained approval from a majority of its shareholders excluding ProFrac Holdings II, LLC and its affiliates and (ii) ProFrac Holdings II, LLC has paid an additional $4.5 million to the Company; provided, however, that ProFrac Holdings II may exercise the June 2022 Warrants immediately prior to the sale of the shares of common stock subject to such exercise to a non-affiliate of ProFrac Holdings II. The additional $4.5 million will be accounted for as an equity contribution if received.
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

The calculation of the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) for basic earnings per share	$(21)	$6,240	$21,322	$(4,484)
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	712	1,028	2,284	1,402
Valuation (gain)/loss on Contract Consideration Convertible Notes Payable carried at FV	(3,874)	(13,229)	(29,969)	(10,228)
Adjusted net loss for diluted earnings per share	$(3,183)	$(5,961)	$(6,363)	$(13,310)

Denominator:
Basic weighted average shares outstanding	143,433	74,861	121,244	73,476
Average number of diluted shares for convertible notes payable and Contract Consideration Convertible Notes Payable	26,067	49,474	42,921	33,610
Diluted weighted average shares outstanding	169,500	124,335	164,165	$107,086

Basic earnings (loss) per share	—	0.08	0.18	(0.06)
Diluted loss per share	(0.02)	(0.05)	(0.04)	(0.12)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for June 2022 stock warrants	6,496	976	8,038	491
Average number of diluted shares for options and restricted stock	545	692	718	662
For the three and six months ended June 30, 2023 and 2022, weighted average shares for the June 2022 stock warrants and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect as it would reduce the loss per share.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$23	$7
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	8,996	3,038
Conversion of convertible notes payable to February 2023 Warrants	11,040	—
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	15,092	—
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	40,638	—
Issuance of convertible notes payable as consideration for ProFrac Agreements	—	79,460
Issuance cost of stock warrants included in accrued accounts payable	—	1,170
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

On May 17, 2022, the Company entered into the Amended ProFrac Agreement upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”). The Initial ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services, LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.

On February 1, 2023, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”) dated February 2, 2022. The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The ProFrac Agreement was amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any liquidated damages payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac customers. The Company believes the net present value of the economic benefit attributable to the Amended ProFrac Agreement No. 2 will exceed the value of the liquidated damages payments that would have been received for the period from April 1, 2022 through December 31, 2022.

On February 2, 2023, the Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted, upon maturity, into 12,683,280 February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”).

On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, with a carrying value of $11.0 million, including accrued interest of $1 million, were converted, upon maturity, into 12,683,281 February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, as of February 2, 2023, was $15.1 million (see Note 10, “Fair Value Measurements”).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, with a carrying value of $55.3 million, including accrued interest of $5.3 million, were converted, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, as of May 17, 2023 was $40.6 million (see Note 10, “Fair Value Measurements”).
During the three months ended June 30, 2023 and 2022, the Company’s revenues from ProFrac Services, LLC were $32.8 million and $16.5 million, respectively. During the six months ended June 30, 2023 and 2022, the Company’s revenues from ProFrac Services LLC were $69.1 million and $18.9 million, respectively. For the three months ended June 30, 2023 and 2022, these revenues were net of amortization of contract assets of $1.1 million and $0.7 million. For the six months ended June 30, 2023 and 2022, the revenues were net of amortization of contract assets of $2.4 million and $0.7 million, respectively. Cost of sales attributable to these revenues were $30.2 million and $17.8 million, respectively for the three months ended June 30, 2023 and 2022 and $65.1 million and $19.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022 our accounts receivable from ProFrac Services, LLC was $23.0 million and $22.7 million, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
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
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. The Company’s revenues and related cost of sales for product sold to Confluence were $1.4 million and $1.4 million, for the three and six months ended June 30, 2022. As of June 9, 2022 Mr. Brown stepped down from being a Director of the Company and Confluence is no longer considered a related party as of June 9, 2022.
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
Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout the life cycle of their wells, and also helping customers improve their ESG and operational goals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.

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

Performance is based upon a variety of criteria. The primary financial measure is segment operating income (loss). Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segments.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$15,095	$1,620	$—	$16,715
Services	374	731	—	1,105
Total revenue from external customers	15,469	2,351	—	17,820
Revenue from related party				—
Products	32,345	2	—	32,347
Services	272	155	—	427
Total revenue from related parties	32,617	157	—	32,774
Gross profit	2,603	1,301	—	3,904
Change in fair value of Contract Consideration Convertible Notes Payable	(3,874)	—	—	(3,874)
Income (loss) from operations	3,795	129	(3,252)	672
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	712	—	—	712
Depreciation	155	18	1	174
Additions to long-lived assets	—	135	—	135

2022
Revenue from external customers
Products	$11,740	$299	$—	$12,039
Services	371	414	—	785
Total revenue from external customers	12,111	713	—	12,824
Revenue from related party
Products	16,549	—	—	16,549
Services	—	—	—	—
Total revenue from related parties	16,549	—	—	16,549
Gross loss	(1,568)	(737)	—	(2,305)
Change in fair value of Contract Consideration Convertible Notes Payable	(17,158)	—	—	(17,158)
Loss from operations	14,944	(1,198)	(5,707)	8,039
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	868	—	—	868
Paid-in-kind interest on convertible notes payable	—	—	466	466
Depreciation	166	15	1	182
Additions to long-lived assets	5	—	—	5

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$23,654	$3,562	$—	$27,216
Services	1,039	1,217	—	2,256
Total revenue from external customers	24,693	4,779	—	29,472
Revenue from related party				—
Products	68,611	2	—	68,613
Services	272	245	—	517
Total revenue from related parties	68,883	247	—	69,130
Gross profit	3,038	2,747	—	5,785
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	—	—	(29,969)
Income (loss) from operations	27,174	587	(8,577)	19,184
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	2,129	—	—	2,129
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	312	36	1	349
Additions to long-lived assets	30	230	32	292

2022
Revenue from external customers
Products	$20,650	$1,091	$—	$21,741
Services	772	693	—	1,465
Total revenue from external customers	21,422	1,784	—	23,206
Revenue from related party
Products	19,046	—	—	19,046
Services	—	—	—	—
Total revenue from related parties	19,046	—	—	19,046
Gross loss	(2,231)	(553)	—	(2,784)
Change in fair value of Contract Consideration Convertible Notes Payable	(13,266)	—	—	(13,266)
Loss from operations	8,887	(2,006)	(9,126)	(2,245)
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	1,026	—	—	1,026
Paid-in-kind interest on convertible notes payable	—	—	793	793
Depreciation	345	31	1	377
Additions to long-lived assets	5	—	—	5

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2023	December 31, 2022
Chemistry Technologies	$139,921	$146,542
Data Analytics	7,382	5,645
Corporate and Other	10,727	12,623
Total assets	$158,030	$164,810
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and six months ended June 30, 2023 no individual countries other than the U.S. accounted for more than 10% of revenue. For the three and six months ended June 30, 2022 no individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
U.S. (1)	$48,725	$25,955	$94,851	$36,289
UAE	1,509	3,139	2,912	4,450
Other countries	360	279	839	1,513
Total revenue	$50,594	$29,373	$98,602	$42,252
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended June 30,	Revenue	% of Total Revenue
2023
Customer A (Related Party)	$32,774	64.8%
2022
Customer A (Related Party)	$16,549	52.2%
Customer B	5,611	19.1%

Six months ended June 30,	Revenue	% of Total Revenue
2023
Customer A (Related Party)	$69,129	70.1%
2022
Customer A (Related Party)	$17,657	38.9%
Customer B	8,218	19.5%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

	Expenditure	% of Total Expenditure
Three months ended June 30,
2023
Supplier A	$13,155	32.6%
Supplier B	8,049	20.0%
Supplier C	4,489	11.1%
2022
Supplier A	7,576	31.9%
Supplier B	4,036	17.0%
Supplier C	2,679	11.3%

	Expenditure	% of Total Expenditure
Six months ended June 30,
2023
Supplier A	$30,109	36.4%
Supplier B	15,194	18.4%
Supplier C	8,993	10.9%
2022
Supplier A	7,624	24.2%
Supplier B	6,154	19.5%

Note 18 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to June 30, 2023, and there have been no material events that would require recognition in the June 30, 2023 interim financial statements or disclosure in the notes to the consolidated financial statements.

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
Company Overview
Chemistry Technologies
We believe that the Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customers’ value by elevating their environmental, social and governance (“ESG”) performance, lowering operational costs, and delivering improved return on invested capital. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of its desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
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
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a line of Verax™ analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.

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
Energy
We believe that we are in the early years of a tight supply cycle for oil and gas triggered by an extended period of underinvestment in energy development, infrastructure and new sources of oil and gas production. While the demand for oil and gas could fluctuate depending on macroeconomic conditions, we believe that this tight supply cycle could persist and could provide support to high oil prices for multiple years. We expect that the strongest potential growth throughout 2023 will likely come from independent, rather than large major exploration and production companies. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies to increase activity and the larger companies to have modest spending increases in the year ahead.
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
New York Stock Exchange (“NYSE”) Continued Listing Requirements
The Company’s common stock is currently listed on the NYSE. On April 12, 2023, the Company received written notice from the NYSE that the average closing price of the Company’s shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, the Company has notified the NYSE that it intends to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, the Company has six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE subject to the Company’s continued compliance with the other listing requirements of the NYSE. The common stock of the Company will continue to trade under the symbol “FTK” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as the Company is deemed to be in compliance. The Company is evaluating available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

Consolidated Results of Operations (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Revenue from external customers	$17,820	$12,824	$29,472	$23,206
Revenue from related party	32,774	16,549	69,130	19,046
Total revenues	50,594	29,373	98,602	42,252
Cost of sales	46,690	31,678	92,817	45,036
Cost of sales %	92.3%	107.8%	94.1%	106.6%
Gross profit (loss)	3,904	(2,305)	5,785	(2,784)
Gross profit (loss) %	7.72%	(7.8)%	5.9%	(6.6)%
Selling general and administrative	8,351	6,821	14,803	11,707
Selling general and administrative %	16.5%	23.2%	15.0%	27.7%
Depreciation	174	182	349	377
Research and development	860	1,115	1,474	2,530
Severance costs	(2,279)	610	(56)	603
Gain on sale of property and equipment	—	(1,914)	—	(1,906)
Gain on lease termination	—	—	—	(584)
Gain in fair value of Contract Consideration Convertible Notes Payable	(3,874)	(17,158)	(29,969)	(13,266)
Income (loss) from operations	672	8,039	19,184	(2,245)
Operating margin %	1.3%	27.4%	19.5%	(5.3)%
Interest and other income (expense), net	(686)	(1,701)	2,154	(2,145)
Income (loss) before income taxes	(14)	6,338	21,338	(4,390)
Income tax (expense) benefit	(7)	(98)	(16)	(94)
Net income (loss)	$(21)	$6,240	$21,322	$(4,484)
Net income (loss) %	—%	21.2%	21.6%	(10.6)%

Consolidated revenue for the three months ended June 30, 2023 increased $21.2 million, or 72%, versus the same period of 2022, primarily driven by related party activity under the ProFrac Agreement which commenced in the second quarter of 2022 and by continued increased activity across our customer base, particularly in the CT segment. Related party revenues in the CT segment are net of $1.1 million and $0.7 million of contract assets amortization for the three months ended June 30, 2023 and 2022, respectively.

Consolidated revenue for the six months ended June 30, 2023 increased $56.4 million, or 133%, versus the same period of 2022, primarily driven by related party activity under the ProFrac Agreement which commenced in the second quarter of 2022 and continued increased activity across our customer base, particularly in the CT segment. Related party revenues in the CT segment are net of $2.4 million and $0.7 million of contract assets amortization for the six months ended June 30, 2023 and 2022, respectively.

Consolidated cost of sales for the three and six months ended June 30, 2023 increased $15.0 million, or 47%, and increased $47.8 million, or 106%, respectively, versus the same period of 2022, primarily attributable to the increase in revenue. Cost of sales for the three months ended June 30, 2022 included temporarily high freight and equipment rental costs incurred at the commencement of the ProFrac Agreement. Consolidated cost of sales percentage improved 15.6% and 12.5% in the three and six months ended June 30, 2023 as a result of our higher revenue volumes and cost management.

SG&A expenses for the three months ended June 30, 2023 increased $1.5 million, or 22%, versus the same period of 2022. The increase relates mainly to personnel costs and professional fees, driven by higher legal and CEO transition costs, partially offset by a decrease in capital transaction related costs. SG&A expenses for the six months ended June 30, 2023 increased $3.1 million, or 26%, versus the same period of 2022. The increase relates mainly to personnel costs and professional fees, driven by higher legal fees and CEO transition costs, partially offset by a decrease in capital transaction related costs. Professional fees are expected to decline going forward.

Research and development (“R&D”) costs for the three and six months ended June 30, 2023 decreased $0.3 million, or 23%, and decreased $1.1 million, or 42%, respectively, versus the same periods of 2022 due to a reduction in sample testing in 2023 and lower personnel cost driven by headcount optimization.
Severance costs decreased $2.9 million, or 474% for the three months ended June 30, 2023 versus the same period of 2022, driven by the reversal of $2.3 million of severance costs in the three months ended June 30, 2023 previously accrued with respect to a lawsuit filed against our former CEO, John Chisholm, upon the resolution of all legal claims on this matter (see Note 12, “Commitments and Contingencies”). Severance costs decreased $0.7 million, or 109%, for the six months ended June 30, 2023, versus the same period of 2022, driven by the reversal of severance costs with respect to a lawsuit filed against our former CEO, John Chisholm, partially offset by costs attributable to changes in senior management.
Income from operations decreased $7.4 million, or 92%, for the three months ended June 30, 2023, versus the same period in 2022. The decrease is primarily driven by a decrease in the gain in fair value of the Contract Consideration Convertible Notes Payable of $13.3 million compared to the same period of 2022, a gain on sale of assets for the three months ended June 30, 2022 of $1.9 million and increased SG&A costs for the three months ended June 30, 2023 of $1.5 million. The decrease is partially offset by an increase in gross profit of $6.2 million relating to increased activity and a reversal of severance costs in the three months ended June 30, 2023 of $2.3 million. Income from operations increased $21.4 million, or 954%, for the six months ended June 30, 2023, versus the same period of 2022. The improvement is primarily driven by an increase in the gain in fair value of the Contract Consideration Convertible Notes Payable of $16.7 million compared to the same period of 2022 and an increase in gross profit of $8.6 million driven by activity. The improvement is partially offset by an increase in SG&A costs of $3.1 million and gains on the sale of assets and lease termination of $1.9 million and $0.6 million, respectively, reported in the six months ended June 30, 2022.
Interest and other expense for the three months ended June 30, 2023 decreased $1.0 million, or 60%, driven by a reduction in interest expense as a result of the Convertible Notes Payable and the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable maturing in the three months ended March 31, 2023 and the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable maturing in the three months ended June 30, 2023 (see Note 9, “Debt and Convertible Notes Payable”). Interest and other income for the six months ended June 30, 2023 increased $4.3 million, or 200%, driven primarily by a $4.5 million gain for the forgiveness of the Flotek PPP loan (see Note 9, “Debt and Convertible Notes Payable”).
The Company’s income tax (expense) benefit for the three and six months ended June 30, 2023 and 2022 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from external customers	$15,469	$12,111	$24,693	$21,422
Revenue from related party	32,617	16,549	68,883	19,046
Income from operations	3,795	14,944	27,174	8,887
CT revenue from external customers for the three months ended June 30, 2023 increased $3.4 million, or 28%, compared to the same period of 2022 driven mainly by expansion of customer base. Revenue from related parties increased $16.1 million, or 97%, compared to the same period of 2022. The increased revenue in 2023 is driven by the ProFrac Agreement which commenced in the second quarter of 2022.
CT revenue from external customers for the six months ended June 30, 2023 increased $3.3 million, or 15% , compared to the same period of 2022 driven mainly by activity with four new customers partially offset by a decrease in activity with other customers. Revenue from related parties increased $49.8 million, or 262%, compared to the same period of 2022. The increased revenue in 2023 is driven by the ProFrac Agreement, which commenced in the second quarter of 2022.
Income from operations for the CT segment for the three months ended June 30, 2023 decreased $11.1 million, or 75%, compared to the same period of 2022. The decline is primarily attributable to a decrease in the gain in fair value of the Contract Consideration Convertible Notes Payable of $13.3 million for the three months ended June 30, 2023 compared to the same period of 2022 and a gain on sale of assets of $1.9 million reported in the three months ended June 30, 2022. The decline is partially offset by increased gross profit of $4.2 million attributable to increased activity.
Income from operations for the CT segment for the six months ended June 30, 2023 increased $18.3 million, or 206%, compared to the same period of 2022. The improvement is primarily attributable to the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the six months ended June 30, 2023 compared to $13.3 million for the same period of 2022 and an increase in gross profit of $5.3 million attributable to increased activity. During the six months ended June 30, 2022, the income from operations included gains on sale of assets and lease termination of $1.9 million and $0.6 million, respectively.
Data Analytics Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from external customers	$2,351	$713	$4,779	$1,784
Revenue from related party	157	—	247	—
Income (loss) from operations	129	(1,198)	587	(2,006)

DA revenue from external customers for the three months ended June 30, 2023 increased $1.6 million, or 230%, compared to the same period of 2022 driven by revenue increases with various customers. Revenue from related party customers for the three months ended June 30, 2023 was $0.1 million relating to services provided to ProFrac Services, LLC.

DA revenue from external customers for the six months ended June 30, 2023 increased $3.0 million, or 168%, compared to the same period of 2022 primarily due to significant products revenues from three customers. Revenue from related party customers for the six months ended June 30, 2023 was $0.2 million relating to services provided to ProFrac Services, LLC.

Income from operations for the DA segment for the three months ended June 30, 2023 increased $1.3 million, or 111%, compared to the same period for 2022 driven primarily by increased activity and partially offset by higher personnel costs and R&D expense. Income from operations for the DA segment for the six months ended June 30, 2023 increased $2.6 million, or 129%, compared to the same period for 2022 primarily driven by increased activity and decreased R&D expense, and partially offset by increased personnel costs.

Corporate and Other Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income (loss) from operations	$(3,252)	$(5,707)	$(8,577)	$(9,126)

Loss from operations for the three months ended June 30, 2023 decreased $2.5 million, or 43%, compared to the same period of 2022 attributable to a $2.3 million reversal of severance costs reported in the three months ended June 30, 2023. Loss from operations for the six months ended June 30, 2023 decreased $0.5 million, or 6%, compared to the same period of 2022 attributable to lower stock compensation costs, partially offset by increased professional fees driven by higher legal fees.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the six months ended June 30, 2023, the Company funded working capital requirements with cash on hand.
As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $8.8 million compared to $12.3 million on December 31, 2022. During the six months ended June 30, 2023, the Company had operating income of $19.2 million, $2.2 million of cash used by operating activities, $0.3 million of cash used in investing activities and $0.9 million of cash used in financing activities.

The Company has received credit approval from a prospective lender with respect to a proposed asset-based loan (“ABL”). The proposed ABL would provide credit availability based upon eligible accounts receivable, eligible inventory and real estate values. The Company expects to provide an update on this process before the end of August 2023, and can provide no assurance that it will be able to successfully close the ABL.
Going Concern
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern does exist.

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

The Company is evaluating strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, such as the ABL discussed above, obtaining higher prices for its products and services, increasing the percentage of its sales from higher margin products, monetizing non-core assets, and reducing expenses. However, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(2,234)	$(23,915)
Net cash (used in) provided by investing activities	(292)	4,189
Net cash (used in) provided by financing activities	(888)	39,431
Effect of changes in exchange rates on cash and cash equivalents	(34)	95
Net change in cash and cash equivalents and restricted cash	$(3,448)	$19,800
Operating Activities
Net cash used in operating activities was $2.2 million during the six months ended June 30, 2023 compared to $23.9 million for the same period of 2022. Consolidated net income for the six months ended June 30, 2023 was $21.3 million compared to a net loss of $4.5 million for the six months ended June 30, 2022.
During the six months ended June 30, 2023, non-cash adjustments to net income (loss) totaled $28.4 million as compared to $10.0 million for the same period of 2022.
•For the six months ended June 30, 2023 non-cash adjustments included $30.0 million for the change in fair value of Contract Consideration Convertible Notes Payable and $4.5 million for PPP loan forgiveness. These were offset by non-cash positive adjustments of $2.3 million paid-in-kind interest expense, $2.4 million amortization of contract assets and $1.6 million non-cash lease expense.
•For the six months ended June 30, 2022 non-cash adjustments included $13.3 million for the change in fair value of Contract Consideration Convertible Notes Payable, $1.9 million gain on sale of property and equipment and $0.6 million gain on lease termination. These were offset by $1.8 million paid-in-kind interest expense and $1.6 million stock compensation expense.
During the six months ended June 30, 2023, changes in working capital provided $4.8 million of cash as compared to using $9.4 million for the same period of 2022.
•For the six months ended June 30, 2023 changes in working capital resulted primarily from an increase in accounts payable of $11.6 million and a decrease in third party accounts receivable of $2.2 million, partially offset by an increase in inventory of $3.2 million along with decreased accrued liabilities and operating lease liabilities of $3.5 million and $1.9 million, respectively.
•For the six months ended June 30, 2023 changes in working capital resulted primarily from an increase in accounts receivable and inventories of $10.1 million and $4.5 million, respectively, due to increased revenue, change in contract asset of $3.6 million attributable to fees associated with the Contract Consideration Convertible Notes Payable, and decreased accrued liabilities partially due to payment of a legal settlement accrued in 2021. This is partially offset by an increase in accounts payable of $12.2 million relating mainly to purchases made to support activity under the ProFrac Agreement.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $0.3 million driven by capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2022 was $4.2 million from the sale of the manufacturing facility in Waller, Texas, which closed in April 2022.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $0.9 million and relates primarily to payments for forfeited stock options and to tax authorities for shares withheld from employees. Net cash provided by financing activities was $39.4 million for the six months ended June 30, 2022, and relates primarily to the proceeds from the issuance of convertible notes and warrants partially offset by issuance costs relating to the convertible notes.
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s 2022 Annual Report describes the critical accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. Note 2, “Summary of Significant Accounting Policies”, of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

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

In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.

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

In connection with the preparation of the Company’s 2022 Annual Report, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022, and identified the material weakness described below that continues to exist as of June 30, 2023.

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

Remediation Plan and Status

The Company has implemented and continues to implement certain remediation actions, and continues to evaluate the elements of the remediation plan. These elements include:
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
The Company believes that the actions listed above will provide appropriate remediation of the material weakness; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be considered fully remediated when the Company concludes that the controls have been operating for a sufficient amount of time and the design and effectiveness of the controls are validated by management.

Changes in Internal Controls over Financial Reporting

Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition and/or future results. As of June 30, 2023, except as set forth below, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our stockholders’ ability to sell our common stock.

On April 12, 2023, we received written notice from the NYSE that the average closing price of our shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, we have notified the NYSE that we intend to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, we have six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE subject to our continued compliance with the other listing requirements of the NYSE. Our shares of common stock will continue to trade under the symbol “FTK” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as we are deemed to be in compliance. We are evaluating available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

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

Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None

Issuer Repurchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended June 30, 2023 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2023 to April 30, 2023	26,426	$0.69
May 1, 2023 to May 31, 2023	15,263	$0.66
June 1, 2023 to June 30, 2023	1,730	$0.71
Total	43,419
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

Item  6. Exhibit

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
10.1
Separation Agreement and General Release, dated April 13, 2023, between the Company and James Silas (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.2
Director and Officer Indemnification Agreement, (“D&O” Indemnification Agreement”) dated May 5, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.3		Flotek Industries, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2023).
10.4		Employment Agreement, dated June 6, 2023, between the Company and Ryan Ezell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2023).
10.5		Stock Option Agreement, dated June 7, 2023, between the Company and Bond Clement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 8, 2023).
10.6		Amendment to Employment Agreement , dated April 13, 2023, between the Company and Harsha V. Agadi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2023).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)