Form 10-Q
period 2023-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2023-11-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 N. Sam Houston Parkway W., Suite 400, Houston, TX	77086
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At November 7, 2023, there were 29,662,759 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply agreements or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereunder. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,453	$12,290
Restricted cash	102	100
Accounts receivable, net of allowance for credit losses of $704 and $623 at September 30, 2023 and December 31, 2022, respectively	15,568	19,136
Accounts receivable, related party, net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022, respectively	24,765	22,683
Inventories, net	15,885	15,720
Other current assets	4,617	4,045
Current contract assets	7,816	7,113
Total current assets	73,206	81,087
Long-term contract assets	68,207	72,576
Property and equipment, net	4,844	4,826
Operating lease right-of-use assets	5,131	5,900
Deferred tax assets, net	355	404
Other long-term assets	773	17
TOTAL ASSETS	$152,516	$164,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,436	$33,375
Accrued liabilities	5,430	8,984
Income taxes payable	43	97
Interest payable	—	130
Current portion of operating lease liabilities	2,747	3,328
Current portion of finance lease liabilities	31	36
Asset-based loan	3,370	—
Current portion of long-term debt	179	2,052
Convertible notes payable	—	19,799
Contract Consideration Convertible Notes Payable	—	83,570
Total current liabilities	45,236	151,371
Deferred revenue, long-term	35	44
Long-term operating lease liabilities	7,537	8,044
Long-term finance lease liabilities	—	19
Long-term debt	104	2,736
TOTAL LIABILITIES	52,912	162,214
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,739,820 shares issued and 29,629,902 shares outstanding at September 30, 2023; 13,985,986 shares issued and 12,964,732 shares outstanding at December 31, 2022 (As adjusted, see Note 13)	3	1
Additional paid-in capital (As adjusted, see Note 13)	462,799	388,184
Accumulated other comprehensive income	194	181
Accumulated deficit	(328,910)	(351,519)
Treasury stock, at cost; 1,109,918 and 1,021,255 shares at September 30, 2023 and December 31, 2022, respectively (As adjusted, see Note 13)	(34,482)	(34,251)
Total stockholders’ equity	99,604	2,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,516	$164,810
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Revenue from external customers	$17,806	$15,206	$47,278	$38,412
Revenue from related party	29,462	30,417	98,592	49,462
Total revenues	47,268	45,623	145,870	87,874
Cost of sales	38,221	47,465	131,037	92,500
Gross profit (loss)	9,047	(1,842)	14,833	(4,626)
Operating costs and expenses:
Selling, general, and administrative	6,526	9,254	21,303	20,958
Depreciation	181	177	530	554
Research and development	757	985	2,231	3,515
Severance costs	2	(219)	(28)	387
Gain on sale of property and equipment	(38)	(10)	(38)	(1,916)
Gain on lease termination	—	—	—	(584)
(Gain) loss in fair value of Contract Consideration Convertible Notes Payable	—	4,250	(29,969)	(9,016)
Total operating costs and expenses	7,428	14,437	(5,971)	13,898
Income (loss) from operations	1,619	(16,279)	20,804	(18,524)
Other income (expense):
Paycheck protection plan loan forgiveness	—	—	4,522	—
Interest expense	(160)	(2,321)	(2,537)	(4,586)
Other expense, net	(91)	(187)	(82)	(67)
Total other income (expense)	(251)	(2,508)	1,903	(4,653)
Income (loss) before income taxes	1,368	(18,787)	22,707	(23,177)
Income tax expense	(81)	(7)	(98)	(101)
Net income (loss)	$1,287	$(18,794)	$22,609	$(23,278)

Income (loss) per common share (As adjusted, see Note 14):
Basic	$0.04	$(1.50)	$0.97	$(1.89)
Diluted	$0.04	$(1.50)	$(0.18)	$(1.89)

Weighted average common shares (As adjusted, see Note 14):
Weighted average common shares used in computing basic income (loss) per common share	29,358	12,552	23,291	12,349
Weighted average common shares used in computing diluted income (loss) per common share	30,688	12,552	28,034	12,349

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,287	$(18,794)	$22,609	$(23,278)
Other comprehensive income (loss):
Foreign currency translation adjustment	47	116	13	211
Comprehensive income (loss)	$1,334	$(18,678)	$22,622	$(23,067)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$22,609	$(23,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of contingent consideration	(384)	(106)
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	(9,016)
Amortization of convertible note issuance cost	83	663
Paid-in-kind interest expense	2,284	3,861
Amortization of contract assets	3,665	1,986
Depreciation	530	554
Amortization of asset-based loan origination costs	36	—
Provision for credit losses, net of recoveries	97	147
Provision for excess and obsolete inventory	626	1,702
Gain on sale of property and equipment	(38)	(1,916)
Gain on lease termination	—	(584)
Lease expense	2,316	168
Stock compensation expense	(565)	2,262
Deferred income tax benefit	50	1
Paycheck protection plan loan forgiveness	(4,522)	—
Changes in current assets and liabilities:
Accounts receivable	3,472	(5,748)
Accounts receivable, related party	(2,082)	(24,616)
Inventories	(776)	(11,373)
Income taxes receivable	—	3
Other assets	(863)	(537)
Contract assets	—	(3,600)
Accounts payable	60	22,036
Accrued liabilities	(3,179)	493
Operating lease liabilities	(2,636)	(404)
Income taxes payable	(54)	100
Interest payable	(8)	36
Net cash used in operating activities	(9,248)	(47,166)
Cash flows from investing activities:
Capital expenditures	(593)	(175)
Proceeds from sale of assets	68	4,215
Net cash (used in) provided by investing activities	(525)	4,040
Cash flows from financing activities:
Payment for forfeited stock options	(617)	—
Payments on long term debt	(104)	—
Proceeds from asset-based loan	27,750	—
Payments on asset-based loan	(24,380)	—
Payment of asset-based loan origination costs	(502)	—
Proceeds from issuance of convertible notes	—	21,150
Payment of issuance costs of convertible notes	—	(1,084)
Proceeds from issuance of warrants	—	19,500
Payment of issuance costs of stock warrants	—	(1,170)
Payments to tax authorities for shares withheld from employees	(246)	(191)
Proceeds from issuance of stock	48	24
Payments for finance leases	(24)	(30)
Net cash provided by financing activities	1,925	38,199
Effect of changes in exchange rates on cash and cash equivalents	13	211
Net change in cash and cash equivalents and restricted cash	(7,835)	(4,716)
Cash and cash equivalents at the beginning of period	12,290	11,534
Restricted cash at the beginning of period	100	1,790
Cash and cash equivalents and restricted cash at beginning of period	12,390	13,324
Cash and cash equivalents at end of period	4,453	8,508
Restricted cash at the end of period	102	100
Cash and cash equivalents and restricted cash at end of period	$4,555	$8,608
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and six months ended September 30, 2023 and 2022
(In thousands of U.S. dollars and shares)

Three months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, June 30, 2023	26,370	$3	1,113	$(34,480)	$462,529	$147	$(330,197)	$98,002
Net income	—	—	—	—	—	—	1,287	1,287
Foreign currency translation adjustment	—	—	—	—	—	47	—	47
Stock issued under employee stock purchase plan	—	—	(4)	—	15	—	—	15
Restricted stock granted	145	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	1	—	—	—	—	—
Stock compensation expense	—	—	—	—	270	—	—	270
Shares withheld to cover taxes	(3)	—	—	(2)	(15)	—	—	(17)
Exercise of February 2023 pre-funded warrants	4,228	—	—	—	—	—	—	—
Balance, September 30, 2023	30,740	$3	1,110	$(34,482)	$462,799	$194	$(328,910)	$99,604

Three months ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, June 30, 2022	13,814	$1	1,019	$(34,238)	$386,317	$176	$(313,698)	$38,558
Net loss	—	—	—	—	—	—	(18,794)	(18,794)
Foreign currency translation adjustment	—	—	—	—	—	116	—	116
Restricted stock granted	84	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	1	—	—	—	—	—
Restricted stock units vested	10	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	671	—	—	671
Shares withheld to cover taxes	(3)	—	4	(30)	(23)	—	—	(53)
Balance, September 30, 2022	13,905	$1	1,024	$(34,268)	$386,965	$292	$(332,492)	$20,498

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Nine months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	22,609	22,609
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Stock issued under employee stock purchase plan	—	—	(12)	—	48	—	—	48
Restricted stock granted	148	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	65	—	—	—	—	—
Restricted stock units vested	82	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—	—	—	(565)	—	—	(565)
Shares withheld to cover taxes	(3)	—	36	(231)	(15)	—	—	(246)
Exercise of pre-funded warrants	4,228	—	—	—	—	—	—	—
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable to Pre-Funded Warrants	—	—	—	—	15,092	—	—	15,092
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	10,583	2	—	—	40,636	—	—	40,638
Conversion of convertible notes payable to Pre-Funded Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	1,723	—	—	—	8,996	—	—	8,996
Balance, September 30, 2023	30,740	$3	1,110	$(34,482)	$462,799	$194	$(328,910)	$99,604

Nine months ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2021	13,247	$1	1,004	$(34,100)	$363,424	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(23,278)	(23,278)
Foreign currency translation adjustment	—	—	—	—	—	211	—	211
Stock issued under employee stock purchase plan	—	—	(3)	—	24	—	—	24
Restricted stock granted	189	—	—	—	—	—	—	—
Restricted stock forfeited	(1)	—	4	—	—	—	—	—
Restricted stock units vested	10	—	—	—	—	—	—	—
Stock compensation expense	—	—		—	2,262	—	—	2,262
Shares withheld to cover taxes	(6)	—	19	(168)	(23)	—	—	(191)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Conversion of notes to common stock	466	—	—	—	2,948	—	—	2,948
Balance, September 30, 2022	13,905	$1	1,024	$(34,268)	$386,965	$292	$(332,492)	$20,498

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
The Company currently funds its operations with cash on hand, availability under the Asset Based Loan (“ABL”) (see Note 9, “Debt and Convertible Notes Payable”) and other current assets. While the Company generated $22.6 million of net income in the nine months ended September 30, 2023, the Company has a recent history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the unaudited condensed consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). It is not certain that the Company’s cash, availability under the ABL and other current assets, along with the Company’s forecasted cash flows from operations, will provide the Company with sufficient financial resources to fund operations and meet the Company’s capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are filed.
During the third quarter of 2023, the Company entered into the ABL providing up to $10.0 million of initial credit availability, which is limited by a borrowing base. In October 2023, the maximum credit availability under the ABL was increased by $3.8 million. However, the Company may be unable to access further equity or debt financing if needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted Cash
The Company’s restricted cash is $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable and accounts receivable, related party, arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for credit losses to reflect any loss anticipated on accounts receivable balances. The Company applies the current expected credit loss (CECL) model, which requires immediate recognition of expected credit losses over the contractual life of receivables and records the appropriate allowance for credit losses as a charge to Operating Cost and Expenses. The allowance for credit losses is based on a combination of the individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for credit losses charged to operating expense.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Convertible Notes Payable and Liability Classified Contract Consideration Convertible Notes Payable
The Company accounted for the Convertible Notes Payable at amortized cost pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 470, Debt.
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
As of September 30, 2023, the Convertible Notes Payable and Contract Consideration Convertible Notes Payable were converted through a series of transactions into the Company’s common stock. See Note 13, “Stockholders’ Equity” for additional information.
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

The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated with products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements, and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the nine months ended September 30, 2023 and September 30, 2022.

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
Stock Warrants

The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “June 2022 Warrants”) and the Pre-Funded Warrants issued in February 2023 (the “February 2023 Warrants”) (see Note 13, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the June 2022 Warrants and the February 2023 Warrants meet the criteria to be classified within stockholders’ equity. Accordingly, the Company recorded the proceeds received for the June 2022 Warrants within additional paid in capital. In addition, the Company reclassified the balance of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”) upon conversion for the February 2023 Warrants within additional paid in capital.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
New Accounting Standards Issued and Not Adopted
The Company has not identified any new issued accounting standards that are expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Products (1)	$45,865	$44,574	$141,695	$85,356
Services	1,403	1,049	4,175	2,518
	$47,268	$45,623	$145,870	$87,874
(1) Product revenue includes sales to related parties as described in Note 16, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales:
Tangible goods sold	$33,350	$43,734	$116,755	$80,900
Services	128	126	425	179
Other	4,743	3,605	13,857	11,421
	$38,221	$47,465	$131,037	$92,500
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales split between external and related party sales is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales:
Cost of sales for external customers	$14,399	$15,820	$42,471	$58,265
Cost of sales for related parties	23,822	31,645	88,566	34,235
	$38,221	$47,465	$131,037	$92,500

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$83,060	$83,060
Less accumulated amortization	(7,037)	(3,371)
Contract assets, net	76,023	79,689
Less current contract assets	(7,816)	(7,113)
Contract assets, long term	$68,207	$72,576
In connection with entering into the ProFrac Agreement on February 2, 2022 and May 17, 2022 as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of September 30, 2023 and December 31, 2022, $68.2 million and $72.6 million, respectively, of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $3.7 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $2.0 million, respectively, of contract assets amortization. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amortization
2023 (excluding the nine months ended September 30, 2023)	$1,658
2024	8,432
2025	9,094
2026	9,094
2027	9,094
Thereafter through May 2032	38,651
Total contract assets	$76,023
Based on our tests of recoverability, we did not recognize any impairment of such contract assets as of September 30, 2023.
Note 5 — Inventories
Inventories are as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$5,603	$5,800
Finished goods	17,475	18,130
Inventories	23,078	23,930
Less reserve for excess and obsolete inventory	(7,193)	(8,210)
Inventories, net	$15,885	$15,720

The provision recorded in the three months ended September 30, 2023 and 2022 was $0.1 million and $44.8 thousand, respectively, for the CT segment and $16 thousand and $14.4 thousand, respectively, for the DA segment. The provision recorded in the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.8 million, respectively, for the CT segment and $0.2 million and $0.1 million, respectively, for the DA segment.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2023	December 31, 2022
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,356
Machinery and equipment	6,687	6,758
Furniture and fixtures	520	532
Transportation equipment	784	784
Computer equipment and software	1,801	1,425
Property and equipment	16,554	16,261
Less accumulated depreciation	(11,710)	(11,435)
Property and equipment, net	$4,844	$4,826
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense totaled $0.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$890	$217	$2,625	$880
Finance lease expense:
Amortization of assets	3	4	11	11
Interest on lease liabilities	1	1	3	5
Total finance lease expense	4	5	14	16
Short-term lease expense	138	76	160	341
Total lease expense	$1,032	$298	$2,799	$1,237

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,331	$461	$4,246	$1,186
Operating cash flows from finance leases	7	10	24	32
Financing cash flows from finance leases	1	1	3	5
Maturities of lease liabilities as of September 30, 2023 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2023 (excluding the nine months ended September 30, 2023)	$985	$10
2024	2,909	22
2025	1,696	—
2026	1,732	—
2027	1,660	—
Thereafter	4,334	—
Total lease payments	$13,316	$32
Less: Interest	(3,032)	(1)
Present value of lease liabilities	$10,284	$31

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$5,131	$5,900

Current portion of operating lease liabilities	2,747	3,328
Long-term operating lease liabilities	7,537	8,044
Total operating lease liabilities	$10,284	$11,372

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(66)	(55)
Property and equipment, net	$81	$92

Current portion of finance lease liabilities	$31	$36
Long-term finance lease liabilities	—	19
Total finance lease liabilities	$31	$55

Weighted Average Remaining Lease Term
Operating leases	4.6 years	5.3 years
Finance leases	0.8 years	1.6 years

Weighted Average Discount Rate
Operating leases	9.2%	9.3%
Finance leases	8.5%	8.9%
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing until October 30, 2030. The rental income from the sublease is included in the Company’s statement of operations in Other income (expense), net, and offsets the rental expense from the Company’s lease of the facility from the landlord. Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2023 (excluding the nine months ended September 30, 2023)	$192
2024	767
2025	767
2026	767
2027	767
Thereafter	2,173
Total rental income	$5,433

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	September 30, 2023	December 31, 2022
Severance costs	$935	$2,617
Payroll and benefits	1,420	684
Legal costs	237	447
Contingent liability for earn-out provision	199	583
Deferred revenue, current	754	655
Taxes other than income taxes	450	1,884
Other	1,435	2,114
Total current accrued liabilities	$5,430	$8,984
Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with the ABL. The ABL is classified as current debt on our consolidated balance sheet due to the nature of the payment arrangements outlined within the ABL whereby the lender is paid from customer payments received into the Company’s collections account. The ABL provides up to $10 million of initial credit availability, which is limited by a borrowing base consisting of:

•85% of eligible accounts receivable, plus
•60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable.

Under the initial terms of the ABL, the maximum credit availability could be increased based on the lesser of (i) 50% of the appraised value of real estate collateral held by the Company and (ii) $5 million. On October 5, 2023, the ABL was amended to increase its maximum borrowing base from $10 million to $13.8 million (the “Amended ABL”) subsequent to the appraisal of the real estate.
As of September 30, 2023, the Company had $3.4 million outstanding under the ABL. During the three and nine months ended September 30, 2023, the Company paid $0.2 million in interest and fees related to the ABL, which included the annual fee of $0.1 million. As of September 30, 2023, the Company had incurred origination costs of $0.5 million related to the ABL that was recorded as deferred financing costs to be amortized over the term of the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of September 30, 2023. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11.0 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of September 30, 2023.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025, beginning on March 15, 2023. The forgiveness of the Flotek PPP loan is accounted for as an extinguishment of the debt and the Company has recorded a $4.5 million gain in the nine months ended September 30, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.

Long-term debt, including current portion, is as follows (in thousands):

	September 30, 2023	December 31, 2022
Flotek PPP loan	$283	$4,788
Less current maturities	(179)	(2,052)
Total long-term debt, net of current portion	$104	$2,736
Loan repayments are scheduled as follows (in thousands):

Years ending December 31,	Repayment
2023 (excluding the nine months ended September 30, 2023)	$45
2024	181
2025	57
Total Flotek PPP loan	$283
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share on a pre-Reverse Stock Split basis, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share on a pre-Reverse Stock Split basis, or $1.741 per share on a pre-Reverse Stock Split basis, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share on a pre-Reverse Stock Split basis. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock on a pre-Reverse Stock Split basis. The issuance cost of $1.1 million was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations.
On February 2, 2023, the Convertible Notes Payable, excluding those held by ProFrac Holdings, LLC, with a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were accounted for as liability classified convertible instruments and were initially recorded at fair value of $10.0 million on the issuance date with a corresponding contract asset.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share (see Note 10, “Fair Value Measurements”).
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
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $40.6 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (see Note 10, “Fair Value Measurements”). As a result of the Reverse Stock Split, these shares were converted into 10,582,821 common shares.
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accrued liabilities, accounts payable and ABL approximate fair value due to the short-term nature of these accounts.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				September 30,				December 31,
	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3	2022
Contingent earnout consideration	$—	$—	$199	$199	$—	$—	$583	$583
Initial ProFrac Agreement Contract Consideration Convertible Notes	—	—	—	—	—	—	14,220	14,220
Amended ProFrac Agreement Contract Consideration Convertible Notes	—	—	—	—	—	—	69,350	69,350
Total	$—	$—	$199	$199	$—	$—	$84,153	$84,153
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of September 30, 2023 and December 31, 2022. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.19%	4.34%
Expected volatility	90.0%	100.0%
Term until liquidation (years)	1.63	2.38
Stock price (pre-Reverse Stock Split basis)	$4.43	$1.12
Discount rate	13.31%	9.95%
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase for the nine months ended September 30, 2023, and a $0.6 million increase and a $1.9 million increase in the three and nine months ended September 30, 2022, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable as of December 31, 2022 was valued using a Monte Carlo simulation. The key inputs into the Monte Carlo simulation used to estimate the fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable maturing February 2, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.12%
Expected volatility	100.0%
Term until liquidation (years)	0.09
Stock price (pre-Reverse Stock Split basis)	$1.12
Discount rate	4.12%
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
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity, to a fair value of $40.6 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $0.64, on the date of conversion. The fair value adjustment was a decrease of $30.8 million in the nine months ended September 30, 2023. There was no fair value adjustment for the three months ended September 30, 2023. The fair value adjustment was an increase of $3.6 million and a decrease of $10.9 million in the three and nine months ended September 30, 2022, respectively.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable maturing May 17, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.59%
Expected volatility	100.0%
Term until liquidation (years)	0.38
Stock price (pre-Reverse Stock Split basis)	$1.12
Discount rate	4.59%
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and nine months ended September 30, 2023 and 2022 classified as Level 3 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance - beginning of period	$260	$67,694	$84,153	$608
Transfer of ProFrac Agreement Contract Consideration Convertible Notes Payable from Level 2	—	—	—	10,000
Issuance of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	—	—	69,460
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	266	85	681
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest		1,293	2,043	1,905
Change in fair value of contingent earnout consideration	(61)	28	(384)	(106)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	634	786	1,889
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	3,617	(30,754)	(10,905)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	—	(15,092)	—
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity		—	(40,638)	—
Balance - end of period	$199	$73,532	$199	$73,532
Note 11 — Income Taxes
The income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income tax for the reasons set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.1	—	0.4	—
Non-U.S. income taxed at different rates	7.3	0.2	0.5	(0.3)
Increase (reduction) in tax benefit related to stock-based awards	0.7	—	0.7	(0.4)
Increase in valuation allowance	(5.6)	(21.7)	(19.0)	(20.7)
Permanent differences	(16.7)	—	(3.0)	—
Non-deductible expenses	(6.6)	0.5	(0.2)	0.4
2018 IRS exam assessment	—	—	—	(0.4)
Effective income tax rate	6.2%	—%	0.4%	(0.4)%
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023, the Company has an estimated $196.6 million in U.S. federal NOL carryforwards, $119.8 million in certain state NOL carryforwards, $7.2 million in section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards. As a result of the change of control experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited to an amount currently estimated to be $3.5 million a year as a result of the section 382 limitation which may be revised based on further detailed analysis. NOLs that exceed the section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. The Company’s use of new NOLs arising after the date of the change of control would not be impacted by the 382 limitation. Federal NOLs incurred prior to 2018 generally have a 20-year life until they expire in varying amounts between 2029 and 2037. Federal NOLs generated in 2018 and after are carried forward indefinitely. State NOLs have various carryforward periods depending on the legislation in the respective state jurisdiction. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on the preliminary section 382 limitation, the Company estimates that $41.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will expire unutilized. The tax effected amount of the estimated expirations is included in the Company’s valuation allowance.
Note 12 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as disclosed below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Former CEO (John Chisholm) Matter
On May 23, 2023, the Company entered into an agreement with John Chisholm (a former CEO of the Company) to resolve a claim made by Mr. Chisholm in arbitration for payment of outstanding severance and claims made by the Company against Mr. Chisholm. The settlement resulted in the reversal of $2.3 million of accrued severance costs during the nine months ended September 30, 2023 and is included in severance costs in our consolidated statements of operation. The Company had withheld payment of outstanding severance to Mr. Chisholm subsequent to an investigation conducted during the year ended December 31, 2021 into corporate practices when Mr. Chisholm was CEO during the years from 2014 to 2018. The Company concluded upon completion of that investigation that its historical financial statements could be relied upon, that proper action had been taken, and that no members of current management were implicated in any improper corporate practices. The Company subsequently commenced arbitration and other legal proceedings against Mr. Chisholm, Casey Doherty/ Doherty & Doherty LLP (Flotek’s former outside general counsel) and Moss Adams LLP and its predecessor, Hein & Associates LLP (Flotek’s former independent public audit firm) to recover damages. Mr. Chisholm filed a counterclaim against the Company in the arbitration proceeding for his remaining severance, and that dispute has been resolved as previously stated. During June 2023, the Company entered into a settlement with Moss Adams LLP and its predecessor, Hein & Associates LLP. During October 2023, the Company entered into a settlement with Mr. Casey Doherty and Doherty & Doherty LLP.
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
Note 13 — Stockholders’ Equity
Reverse stock split
The Company’s common stock is currently listed on the NYSE. On April 12, 2023, the Company received written notice from the NYSE that the average closing price of the Company’s shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, the Company notified the NYSE that it intended to cure the $1.00 per share deficiency.
On September 14, 2023, the Company announced that the Board of Directors approved a reverse stock split of its common stock at a ratio of 1-to-6 (“Reverse Stock Split”). The Reverse Stock Split was completed on September 25, 2023 and resulted in 184,438,695 issued and outstanding shares of common stock being converted into 30,739,820 shares of common stock.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Reverse Stock Split had no effect on the par value or on the number of authorized shares of common stock. The Company issued one whole share of common stock to any shareholder that would have received a fractional share as a result of the Reverse Stock Split. Therefore, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that resulted from the Reverse Stock Split.
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $15 thousand and $7 thousand to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of September 30, 2023 and December 31, 2022, respectively. We also adjusted the number of outstanding shares of common stock and treasury stock on the consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split. Where we disclose the number of shares of common stock within the footnotes to the consolidated financial statements we have presented both the pre-Reverse Stock Split and post-Reverse Stock Split amount as denoted.
Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Conversion of Convertible Notes Payable
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (10,582,821 shares of common stock on a post-Reverse Stock Split basis). The Contract Consideration Convertible Notes Payable converted into common stock shares, remeasured to a fair value of $40.6 million upon maturity, were recorded as additional paid-in-capital as of September 30, 2023.
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, excluding those held by ProFrac Holdings, LLC, were converted on a pre-Reverse Stock Split basis, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share. The Convertible Notes Payable converted into common stock shares had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital upon conversion.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Convertible Notes Payable held by ProFrac Holding, LLC were exercised and the Company issued, on a pre-Reverse Stock Split basis, 12,683,280 shares of the Company’s common stock (2,113,880 shares of the Company’s common stock on a post-Reverse Stock Split basis).
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, remeasured to a fair value of $15.1 million upon maturity, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were exercised and the Company issued on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).
Pre-Funded Warrants
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for Pre-Funded Warrants (the “June 2022 Warrants”) of the Company. The June 2022 Warrants were recorded in equity at their fair value of $11.1 million, estimated using a Black-Scholes Option Pricing model, less $1.2 million of transaction costs paid. The remaining cash received of $8.4 million was recognized as an equity contribution. The June 2022 Warrants permit ProFrac Holdings II, LLC to purchase on a pre-Reverse Stock Split basis 13,104,839 shares of common stock of the Company (2,184,140 shares of the Company’s common stock on a post-Reverse Stock Split basis) at an exercise price equal to $0.0001 per share, and a $4.5 million exercise fee. The June 2022 Warrants, net of transaction fees of $1.1 million, and the equity contribution of $8.4 million from ProFrac Holdings II, LLC were recorded as additional paid-in capital.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key inputs into the Black-Scholes Option Pricing Model used to estimate the fair value of the June 2022 Warrants as of the issuance on June 21, 2022 were as follows:

Risk-free interest rate	3.21%
Expected volatility	90.0%
Term until liquidation (years)	2.00
Stock price (pre-Reverse Stock Split basis)	$1.11
Strike price (exercise fee)	$4.5 million
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
Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, which includes the February 2023 Warrants (See Note 9, “Debt and Convertible Notes Payable”, and Note 13, “Stockholders’ Equity”). Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the Pre-Funded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For all periods presented, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split. The calculation of the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) for basic earnings per share	$1,287	$(18,794)	$22,609	$(23,278)
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	—	2,284	—
Valuation (gain)/loss on Contract Consideration Convertible Notes Payable carried at FV	—	—	(29,969)	—
Adjusted net loss for diluted earnings per share	$1,287	$(18,794)	$(5,076)	$(23,278)

Denominator:
Basic weighted average shares outstanding	29,358	12,552	23,291	12,349
Dilutive effect of convertible notes payable	—	—	4,743	—
Dilutive effect of warrants outstanding	1,238	—	—	—
Dilutive effect of stock options and restricted shares	92	—	—	—
Diluted weighted average shares outstanding	30,688	12,552	28,034	12,349

Basic earnings (loss) per share	$0.04	$(1.50)	$0.97	$(1.89)
Diluted earnings (loss) per share	$0.04	$(1.50)	$(0.18)	$(1.89)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for convertible notes payable (1)	—	12,399	—	7,892
Average number of diluted shares for June 2022 stock warrants (1)	—	1,483	1,308	554
Average number of diluted shares for options and restricted stock (1)	—	113	111	110
(1) These items were not included in the dilution calculation for their respective periods due to their anti-dilutive effect as it would reduce the loss per share.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$36	$25
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	8,996	3,038
Conversion of convertible notes payable to February 2023 Warrants	11,040	—
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	15,092	—
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	40,638	—
Issuance of convertible notes payable as consideration for ProFrac Agreements	—	79,460
Note 16— Related Party Transactions
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 9, “Debt and Convertible Notes Payable”). Under the Initial ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year (“Contract Shortfall Fees”).
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
On February 2, 2023, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”). The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The ProFrac Agreement was amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac customers.
The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, the revenues for the three and nine months ended September 30, 2023 reflect expected Contract Shortfall Fee payments.
On February 2, 2023, the Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”) and subsequently exercised on September 6, 2023.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, with a carrying value of $11.0 million, including accrued interest of $1 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants and subsequently exercised on September 6, 2023 (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, as of February 2, 2023, was $15.1 million (see Note 10, “Fair Value Measurements”).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, with a carrying value of $55.3 million, including accrued interest of $5.3 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, as of May 17, 2023 was $40.6 million (see Note 10, “Fair Value Measurements”). As a result of the Reverse Stock Split, these shares were converted into 10,582,821 common shares.
During the three months ended September 30, 2023 and 2022, the Company’s revenues from ProFrac Services, LLC were $29.5 million and $30.4 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company’s revenues from ProFrac Services LLC were $98.6 million and $48.1 million, respectively. For the three months ended September 30, 2023 and 2022, these revenues were net of amortization of contract assets of $1.3 million and $1.2 million. For the nine months ended September 30, 2023 and 2022, the revenues were net of amortization of contract assets of $3.7 million and $2.0 million, respectively. Cost of sales attributable to these revenues were $23.8 million and $31.6 million, respectively for the three months ended September 30, 2023 and 2022 and $88.6 million and $32.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022 our accounts receivable from ProFrac Services, LLC was $24.8 million and $22.7 million, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
Also, during 2023 and 2022, we had the following related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC:
•PIPE Transaction (see Note 9, “Debt and Convertible Notes Payable”)
•June 2022 Warrants (see Note 13, “Stockholders’ Equity)
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest and amortization of issuance costs of $90 thousand, were converted on a pre-Reverse Stock Split basis into 2,793,030 shares of the Company’s common stock (465,505 common shares on a post-Reverse Stock Split basis).
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. The Company’s revenues and related cost of sales for product sold to Confluence were $1.4 million and $1.4 million, respectively, for the nine months ended September 30, 2022. As of June 9, 2022 Mr. Brown stepped down from being a Director of the Company and Confluence is no longer considered a related party as of June 9, 2022.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$15,764	$1,025	$—	$16,789
Services	562	455	—	1,017
Total revenue from external customers	16,326	1,480	—	17,806
Revenue from related party
Products	29,076	—	—	29,076
Services	176	210	—	386
Total revenue from related parties	29,252	210	—	29,462
Gross profit	8,240	807	—	9,047
Income (loss) from operations	5,519	(37)	(3,863)	1,619
Depreciation	149	26	6	181
Additions to long-lived assets	—	135	—	135

2022
Revenue from external customers
Products	$12,855	$1,302	$—	$14,157
Services	656	393	—	1,049
Total revenue from external customers	13,511	1,695	—	15,206
Revenue from related party
Products	30,417	—	—	30,417
Total revenue from related parties	30,417	—	—	30,417
Gross profit (loss)	(2,406)	564	—	(1,842)
Change in fair value of Contract Consideration Convertible Notes Payable	4,250	—	—	4,250
Loss from operations	(10,603)	(745)	(4,931)	(16,279)
Paid-in-kind interest on convertible notes payable	—	—	483	483
Depreciation	162	14	1	177
Additions to long-lived assets	25	33	112	170

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$39,150	$4,586	$—	$43,736
Services	1,870	1,672	—	3,542
Total revenue from external customers	41,020	6,258	—	47,278
Revenue from related party
Products	97,956	2	—	97,958
Services	179	455	—	634
Total revenue from related parties	98,135	457	—	98,592
Gross profit	11,279	3,554	—	14,833
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	—	—	(29,969)
Income (loss) from operations	32,694	550	(12,440)	20,804
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	2,129	—	—	2,129
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	462	61	7	530
Additions to long-lived assets	30	230	32	292

2022
Revenue from external customers
Products	$33,501	$2,393	$—	$35,894
Services	1,432	1,086	—	2,518
Total revenue from external customers	34,933	3,479	—	38,412
Revenue from related party
Products	49,462	—	—	49,462
Total revenue from related parties	49,462	—	—	49,462
Gross profit (loss)	(4,637)	11	—	(4,626)
Change in fair value of Contract Consideration Convertible Notes Payable	(9,016)	—	—	(9,016)
Loss from operations	(1,716)	(2,751)	(14,057)	(18,524)
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	2,586	—	—	2,586
Paid-in-kind interest on convertible notes payable	—	—	1,276	1,276
Depreciation	507	45	2	554
Additions to long-lived assets	30	33	112	175

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2023	December 31, 2022
Chemistry Technologies	$134,489	$146,542
Data Analytics	7,124	5,645
Corporate and Other	10,903	12,623
Total assets	$152,516	$164,810
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and nine months ended September 30, 2023 and 2022 no individual countries other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
U.S. (1)	$46,401	$42,670	$141,251	$78,959
Other countries	867	2,953	4,619	8,915
Total revenue	$47,268	$45,623	$145,870	$87,874
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended September 30,	Revenue	% of Total Revenue
2023
Customer A (Related Party)	$29,462	62.3%
2022
Customer A (Related Party)	$30,417	66.7%

Nine months ended September 30,	Revenue	% of Total Revenue
2023
Customer A (Related Party)	$98,592	67.6%
2022
Customer A (Related Party)	$48,074	54.7%
Customer B	10,905	12.4%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended September 30,	Expenditure	% of Total Expenditure
2023
Supplier A	$6,094	25.3%
Supplier B	5,581	23.2%
Supplier C	4,197	17.4%
2022
Supplier A	$10,882	32.7%
Supplier B	6,147	18.5%
Supplier C	5,552	16.7%

Nine months ended September 30,	Expenditure	% of Total Expenditure
2023
Supplier A	$36,318	32.5%
Supplier B	21,752	19.5%
Supplier C	13,151	11.8%
2022
Supplier A	$18,505	28.5%
Supplier B	11,706	18.0%
Supplier C	8,826	13.6%
Note 18 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to September 30, 2023, and there have been no material events that would require recognition in the September 30, 2023 interim financial statements or disclosure in the notes to the consolidated financial statements.

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
Energy
We continue to believe we are experiencing a tight supply cycle for oil and gas triggered by an extended period of underinvestment in energy development, infrastructure and new sources of oil and gas production. The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. While we have experienced some recent weakness in onshore drilling and completion activity, we believe that the fundamental outlook for the demand for oil and gas services remains strong. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies to maintain or increase activity and the larger companies to have modest spending increases over the next 12 months.
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
•Availability of raw materials;
•Labor shortages; and
•Demand forecasting.
All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while security of delivery for sea-freight could impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The overall flow of materials globally could experience price increases. Accelerating tensions in the Middle East could also result in supply disruption.
New York Stock Exchange (“NYSE”) Continued Listing Requirements
The Company’s common stock is currently listed on the NYSE. On April 12, 2023, the Company received written notice from the NYSE that the average closing price of the Company’s shares of common stock was below $1.00 per share over a period of 30 consecutive days, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, the Company notified the NYSE that it intended to cure the $1.00 per share deficiency.
On September 25, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company to effect a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. On October 2, 2023, as a result of the Reverse Stock Split, the Company received written notice from the NYSE that the Company had regained compliance with the NYSE’s continued listing criterion of a minimum share price of $1.00 per share over a 30-day trading period.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, the revenues for the three and nine months ended September 30, 2023 reflect expected Contract Shortfall Fees payments.

Consolidated Results of Operations (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Revenue from external customers	$17,806	$15,206	$47,278	$38,412
Revenue from related party	29,462	30,417	98,592	49,462
Total revenues	47,268	45,623	145,870	87,874
Cost of sales	38,221	47,465	131,037	92,500
Cost of sales %	80.9%	104.0%	89.8%	105.3%
Gross profit (loss)	9,047	(1,842)	14,833	(4,626)
Gross profit (loss) %	19.1%	(4.0)%	10.2%	(5.3)%
Selling general and administrative	6,526	9,254	21,303	20,958
Selling general and administrative %	13.8%	20.3%	14.6%	23.9%
Depreciation	181	177	530	554
Research and development	757	985	2,231	3,515
Severance costs	2	(219)	(28)	387
Gain on sale of property and equipment	(38)	(10)	(38)	(1,916)
Gain on lease termination	—	—	—	(584)
Loss (gain) in fair value of Contract Consideration Convertible Notes Payable	—	4,250	(29,969)	(9,016)
Income (loss) from operations	1,619	(16,279)	20,804	(18,524)
Operating margin %	3.4%	(35.7)%	14.3%	(21.1)%
Interest and other income (expense), net	(251)	(2,508)	1,903	(4,653)
Income (loss) before income taxes	1,368	(18,787)	22,707	(23,177)
Income tax (expense) benefit	(81)	(7)	(98)	(101)
Net income (loss)	$1,287	$(18,794)	$22,609	$(23,278)
Net income (loss) %	2.7%	(41.2)%	15.5%	(26.5)%
Consolidated revenue for the three months ended September 30, 2023 increased $1.6 million, or 4%, versus the same period of 2022, driven by increased revenue from external customers. Related party revenues declined by 3% from the third quarter of 2022 as a result of reduced activity under the ProFrac Agreement. The reduced ProFrac revenues were partially offset by accrued Contract Shortfall Fees. Related party revenues in the CT segment are net of $1.3 million and $1.2 million of contract assets amortization for the three months ended September 30, 2023 and 2022, respectively.
Consolidated revenue for the nine months ended September 30, 2023 increased $58.0 million, or 66%, versus the same period of 2022, driven by higher related party activity under the ProFrac Agreement, which commenced during the second quarter of 2022, accrued Contract Shortfall Fees and increased revenue from external customers. Related party revenues in the CT segment are net of $3.7 million and $2.0 million of contract assets amortization for the nine months ended September 30, 2023 and 2022, respectively.
Consolidated cost of sales for the three and nine months ended September 30, 2023 decreased $9.2 million, or 19%, and increased $38.5 million, or 42%, respectively, versus the same periods of 2022, primarily due to decreased product sales partially offset by increased tank rental and maintenance costs. Consolidated cost of sales percentage improved 23% and 15% in the three and nine months ended September 30, 2023 as a result of our higher revenue volumes, accrued Contract Shortfall Fees and cost management.
SG&A expenses for the three months ended September 30, 2023 decreased $2.7 million, or 29%, versus the same period of 2022. The decrease relates to decreased personnel costs, professional fees and stock compensation costs. SG&A expenses for the nine months ended September 30, 2023 increased $0.3 million, or 2%, versus the same period of 2022.
Research and development (“R&D”) costs for the three and nine months ended September 30, 2023 decreased $0.2 million, or 23%, and decreased $1.3 million, or 37%, respectively, versus the same periods of 2022 due to lower personnel cost driven by headcount optimization.

Income from operations increased $17.9 million for the three months ended September 30, 2023, versus the same period in 2022. The increase is primarily driven by a $9.2 million decrease in consolidated cost of sales, the loss in fair value of the Contract Consideration Convertible Notes Payable of $4.3 million for the three months ended September 30, 2022 with no corresponding fair value change in 2023, accrued Contract Shortfall Fees and decreased SG&A costs for the three months ended September 30, 2023 of $2.7 million. Income from operations increased $39.3 million for the nine months ended September 30, 2023, versus the same period of 2022. The improvement is primarily driven by an increase in the gain in fair value of the Contract Consideration Convertible Notes Payable of $21.0 million compared to the same period of 2022, an increase in gross profit of $19.5 million driven by increased related party and external customer revenue, including accrued Contract Shortfall Fees, and a $1.3 million decrease in research and development costs. The improvement is partially offset by an increase in SG&A costs of $0.3 million and a decrease in gains on the sale of assets and lease termination of $1.9 million and $0.6 million, respectively, reported in the nine months ended September 30, 2022.
Interest and other expense for the three months ended September 30, 2023 decreased $2.3 million, or 90%, driven by a reduction in interest expense as a result of the Convertible Notes Payable and the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable maturing in the first quarter of 2023 and the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable maturing in the second quarter of 2023 (see Note 9, “Debt and Convertible Notes Payable”). Interest and other income for the nine months ended September 30, 2023 increased $6.6 million, or 141%, driven primarily by a $4.5 million gain for the forgiveness of the Flotek PPP loan (see Note 9, “Debt and Convertible Notes Payable”) and a $2.0 million decrease in interest expense related to the Convertible Notes Payable.
The Company’s income tax expense for the three and nine months ended September 30, 2023 and 2022 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from external customers	$16,326	$13,511	$41,020	$34,933
Revenue from related party	29,252	30,417	98,135	49,462
Income (loss) from operations	5,519	(10,603)	32,694	(1,716)
CT revenue from external customers for the three months ended September 30, 2023 increased $2.8 million, or 21%, compared to the same period of 2022 driven mainly by expansion of customer base. Revenue from related parties decreased $1.2 million, or 4%, compared to the same period of 2022. The decreased revenue in 2023 is driven by reduced activity under the ProFrac Agreement which was partially offset by accrued Contract Shortfall Fees.
CT revenue from external customers for the nine months ended September 30, 2023 increased $6.1 million, or 17%, compared to the same period of 2022 driven mainly by activity with new customers partially offset by decreased international activity. Revenue from related parties for the nine months ended September 30, 2023 increased $48.7 million, or 98%, compared to the same period of 2022. The increased revenue in 2023 is driven by increased activity and accrued Contract Shortfall Fees under the ProFrac Agreement, which commenced in the second quarter of 2022.
Income from operations for the CT segment for the three months ended September 30, 2023 increased $16.1 million compared to the same period of 2022. The increase is primarily due to increased gross profit of $10.6 million attributable to increased activity and accrued Contract Shortfall Fees. Additionally, the increase is attributable to a decrease in the loss in fair value of the Contract Consideration Convertible Notes Payable of $4.3 million for the three months ended September 30, 2023 compared to the same period of 2022.
Income from operations for the CT segment for the nine months ended September 30, 2023 increased $34.4 million compared to the same period of 2022. The improvement is primarily attributable to the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the nine months ended September 30, 2023 compared to $9.0 million for the same period of 2022 and an increase in gross profit of $15.9 million attributable to increased activity and accrued Contract Shortfall Fees. During the nine months ended September 30, 2022, income from operations included gains on sale of assets and lease termination of $1.9 million and $0.6 million, respectively.

Data Analytics Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from external customers	$1,480	$1,695	$6,258	$3,479
Revenue from related party	210	—	457	—
Income (loss) from operations	(37)	(745)	550	(2,751)
DA revenue from external customers for the three months ended September 30, 2023 decreased $0.2 million, or 13%, compared to the same period of 2022 driven by reduced volumes with various customers. Revenue from related party customers for the three months ended September 30, 2023 was $0.2 million relating to services provided to ProFrac.
DA revenue from external customers for the nine months ended September 30, 2023 increased $2.8 million, or 80%, compared to the same period of 2022 primarily due to significant products revenues from increased unit sales. Revenue from related party customers for the nine months ended September 30, 2023 was $0.5 million relating to services provided to ProFrac.
Income from operations for the DA segment for the three months ended September 30, 2023 increased $0.7 million, or 95%, compared to the same period for 2022 driven primarily by increased activity and lower personnel costs and R&D expense. Income from operations for the DA segment for the nine months ended September 30, 2023 increased $3.3 million compared to the same period for 2022 primarily driven by increased activity and decreased R&D expense and personnel costs.
Corporate and Other Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Loss from operations	$(3,863)	$(4,931)	$(12,440)	$(14,057)

Loss from operations for the three months ended September 30, 2023 decreased $1.1 million, or 22%, compared to the same period of 2022 attributable to decreased salaries and bonus expense, decreased professional fees and decreased stock compensation expense. Loss from operations for the nine months ended September 30, 2023 decreased $1.6 million, or 12%, compared to the same period of 2022 attributable to decreased salaries and benefits from reduced headcount, lower stock compensation costs and reduced severance costs.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the nine months ended September 30, 2023, the Company funded working capital requirements with cash on hand and borrowings under the ABL (as defined below) entered into in August 2023.
As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $4.5 million compared to $12.3 million on December 31, 2022. In addition, at November 6, 2023, the Company had $6.4 million in available borrowings under its ABL. During the nine months ended September 30, 2023, the Company had operating income of $20.8 million, $9.2 million of cash used by operating activities, $0.5 million of cash used in investing activities and $1.9 million of cash provided by financing activities.
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan (the “ABL”). The ABL provides up to $10 million of initial credit availability, which is limited by a borrowing base consisting of:

•85% of eligible accounts receivable, plus
•60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable.

Under the initial terms of the ABL, the maximum credit availability could be increased based on the lesser of (i) 50% of the appraised value of real estate collateral held by the Company and (ii) $5 million. On October 5, 2023, the ABL was amended to increase its maximum borrowing base from $10.0 million to $13.8 million (the “Amended ABL”) subsequent to the appraisal of the real estate.
As of September 30, 2023, the Company had $3.4 million outstanding under the ABL. During the three and nine months ended September 30, 2023, the Company paid $0.2 million in interest and fees related to the ABL, which included the annual fee of $0.1 million. As of September 30, 2023, the Company had incurred origination costs of $0.5 million that was recorded as deferred financing costs to be amortized over the term of the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of September 30, 2023. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of September 30, 2023.
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
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable”) and other current assets. While the Company generated $21.3 million of net income in the nine months ended September 30, 2023, the Company has a recent history of losses and negative cash flows from operations and expects to utilize a significant amount of cash within one year after the date of filing the unaudited condensed consolidated financial statements. The availability of capital is dependent on the Company’s operating cash flow currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). It is not certain that the Company’s cash, availability under the ABL and other current assets, along with the Company’s forecasted cash flows from operations, will provide the Company with sufficient financial resources to fund operations and meet the Company’s capital requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are filed.
During the third quarter of 2023, the Company entered into the ABL providing up to $10 million of initial credit availability, which is limited by a borrowing base. In October 2023, the maximum credit availability under the ABL was increased by $3.8 million. However, the Company may be unable to access further equity or debt financing if needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.
The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(9,248)	$(47,166)
Net cash (used in) provided by investing activities	(525)	4,040
Net cash provided by financing activities	1,925	38,199
Effect of changes in exchange rates on cash and cash equivalents	13	211
Net change in cash and cash equivalents and restricted cash	$(7,835)	$(4,716)
Operating Activities
Net cash used in operating activities was $9.2 million during the nine months ended September 30, 2023 compared to $47.2 million for the same period of 2022. Consolidated net income for the nine months ended September 30, 2023 was $22.6 million compared to a net loss of $23.3 million for the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, non-cash adjustments to net income totaled $25.8 million as compared to $0.3 million for the same period of 2022.
•For the nine months ended September 30, 2023 non-cash adjustments included $30.0 million for the change in fair value of Contract Consideration Convertible Notes Payable and $4.5 million for PPP loan forgiveness. These were offset by non-cash positive adjustments of $2.3 million paid-in-kind interest expense, $3.7 million amortization of contract assets and $2.3 million non-cash lease expense.
•For the nine months ended September 30, 2022 non-cash adjustments included $9.0 million for the change in fair value of Contract Consideration Convertible Notes Payable, $1.9 million gain on sale of property and equipment and $0.6 million gain on lease termination. These were offset by $3.9 million paid-in-kind interest expense and $2.3 million stock compensation expense.
During the nine months ended September 30, 2023, changes in working capital used $6.1 million of cash as compared to $23.6 million for the same period of 2022.
•For the nine months ended September 30, 2023 changes in working capital resulted primarily from a decrease in related party accounts receivable of $2.1 million, net inventories of $0.8 million and other assets of $0.9 million along with decreased accrued liabilities and operating lease liabilities of $3.2 million and $2.6 million, respectively partially offset by increases in third party accounts receivable of $3.5 million.
•For the nine months ended September 30, 2022, changes in working capital resulted primarily from an increase in accounts receivable and inventories of $30.4 million and $11.4 million, respectively, due to increased revenue, change in contract asset of $3.6 million attributable to fees associated with the Contract Consideration Convertible Notes Payable, and decreased accrued liabilities partially due to payment of a legal settlement accrued in 2021. This is partially offset by an increase in accounts payable of $22.0 million relating mainly to purchases made to support activity under the ProFrac Agreement.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $0.5 million driven by capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2022 was $4.0 million from the sale of the manufacturing facility in Waller, Texas, which closed in April 2022.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.9 million and relates primarily to $3.4 million in net proceeds from the ABL partially offset by payments for forfeited stock options, ABL origination costs and payments to tax authorities for shares withheld from employees. Net cash provided by financing activities was $38.2 million for the nine months ended September 30, 2022, and relates primarily to the proceeds from the issuance of convertible notes and warrants partially offset by issuance costs.

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
In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.
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
In connection with the preparation of the Company’s 2022 Annual Report, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022, and identified the material weakness described below that continues to exist as of September 30, 2023.
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
The Company believes that the actions listed above will provide appropriate remediation of the material weakness; however, the testing of the effectiveness of the controls remains ongoing by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be considered fully remediated when the Company concludes that the controls have been operating for a sufficient amount of time and the design and effectiveness of the controls are validated by management.
Changes in Internal Controls over Financial Reporting
Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition and/or future results. As of September 30, 2023, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended September 30, 2023 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share(2)
July 1, 2023 to July 31, 2023	247	$4.95
August 1, 2023 to August 31, 2023	3,247	$4.74
September 1, 2023 to September 30, 2023	—	$—
Total	3,494

(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) The total number of shares purchased and average price paid per share reflect the effects of the Reverse Stock Split.
Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Effective November 6, 2023, the Company’s Board of Directors approved and adopted certain amendments to the Second Amended and Restated Bylaws of the Company (as amended, the “Bylaws”), to clarify that the Chairman of the Board is not an officer of the Company. The foregoing description of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.6 hereto and is incorporated herein by reference.

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
3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 25, 2023).

3.6	*	Second Amended and Restated Bylaws, as amended
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1
Revolving Loan and Security Agreement dated as of August 14, 2023, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2023).

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

Date: November 8, 2023

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)