Form 10-K
period 2023-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2024-03-15
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements .☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to o § 240.10D-1(b). .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 (based on the closing market price on the New York Stock Exchange on June 30, 2023 ) was approximately $63.1 million. At March 7, 2024, there were 29,662,759 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement in connection with the 2024 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply agreements or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereafter. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of this Annual Report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation, and it disclaims any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

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
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes green, specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
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

Recent Developments
The Board appointed Dr. Ryan Ezell, the Company’s then existing President, as its Chief Executive Officer, effective as of June 6, 2023. Dr. Ezell was also appointed to the Board, effective as of June 8, 2023.
On August 14, 2023, the Company entered into an asset-based loan (the “ABL”) providing for a 24-month term with up to $10 million of initial credit availability for eligible accounts receivable and eligible inventory. On October 5, 2023, the maximum credit availability under the ABL was increased by $3.8 million to a total of $13.8 million.
In order to regain compliance with New York Stock Exchange rules regarding minimum share price, the Company completed a 1-for-6 reverse split of its common stock (the “Reverse Stock Split”). The shares of common stock began trading on the split-adjusted basis under the Company’s existing trading symbol, “FTK” on September 26, 2023.
Description of Operations and Segments
The Company’s operations have two business segments, CT and DA, which are both supported by the Company’s Research & Innovation (“R&I”) advanced laboratory capabilities. Financial information about the Company’s operating segments and geographic concentration is provided in Note 18, “Business Segment, Geographic and Major Customer and Supplier Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
Chemistry Technologies
We believe that the Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customers value by improving return on invested capital, lowering operational costs, and providing tangible environmental benefits. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, with whom we have a long-term supply agreement, as well as industrial applications. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues for the year ended December 31, 2023 reflect Contract Shortfall Fees of $20.1 million, of which $10.0 million was collected through March 11, 2024, with the remainder due on or before April 8, 2024.
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
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lower emissions and protect equipment, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a line of Verax™ analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both business segments through green chemistry formulation, specialty chemical formulations and Environmental Protection Agency (“EPA”) regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the years ended December 31, 2023 and 2022, the Company incurred $2.5 million and $4.4 million, respectively, of research and development expense. The Company expects that its 2024 research and development investment will continue to support new product development, especially in support of enhanced environmental demands, increased adoption of green chemistry and conventional customization initiatives for its clients.
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
•material deviations from normal seasonality for an extended period, which can impact access to operations, reduced performance at manufacturing facilities, inability to deploy required personnel, supply chain interruptions, facility damage and customer activity levels;
•hurricanes upon coastal and offshore operations, which can impact access to operations, reduced performance at manufacturing facilities, inability to deploy required personnel, supply chain interruptions, facility damage and customer activity levels; and
•pandemics or similar phenomena, which may impact seasonal purchasing and selling cycles.
Product Demand and Marketing
Demand for the Company’s energy-focused products and services in both the CT and DA segments is driven by energy supply and demand, as well as operator desire to improve profitability and returns. Demand for the Company’s energy chemistry products and services is dependent on levels of conventional and unconventional oil and natural gas well drilling and completion activity, both domestically and internationally.
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
Product revenues include significant sales to related parties as described in Note 17, “Related Party Transactions” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.
Facilities and Offices
See Part 1, Item 2 - “Properties”, for information regarding our manufacturing, warehouse and research facilities and sales offices.
Intellectual Property
The Company endeavors to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, EPA registrations and licensing, trade secrets, proprietary designs, and manufacturing and operational expertise, are sufficient to protect its intellectual property and provide continued strategic advantage. As of December 31, 2023, the Company had 138 granted patents, including 114 patents in our CT segment and 24 patents in our DA segment. In addition, the Company also had 4 pending patent applications filed in the U.S. and abroad, including 1 for the CT segment and 3 for the DA segment. The patents of the CT segment cover various chemical compositions and methods of use. The patents of the DA segment cover various systems and methods of use for online determination of chemical composition and data analysis. We believe the duration of our patents is adequate relative to the expected lives of our products. In addition, the Company had 41 registered trademarks in the U.S. and abroad, covering a variety of its goods and services.
Competition
Our ability to compete is dependent upon the Company’s ability to differentiate its products and services by providing superior quality and service, and maintaining a competitive cost structure with sufficient and reliable access to raw material supplies. Activity levels in the oilfield goods and services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, customer drilling and completion-designated capital spending, and customer commitment to improved environmental performance. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the products and services of both the Company and its competitors. The DA segment faces competition from other providers of equipment and services for real-time information in the upstream, midstream, refining and distribution market.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market. The prices paid for raw materials vary based on availability, weather, other commodity price fluctuations, contractual obligations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemistries and certain raw materials could adversely impact future sales, contract fulfillment and product margins. The Company is diligent in its efforts to identify alternate suppliers in its contingency planning utilizing competitive bidding practices to proactively reduce costs and potential supply shortages. The Company has worked to broaden the technical specifications of some products to help ensure that required molecules can be sourced from more than one supplier.
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
Sustainability
Flotek’s vision is to create solutions to reduce the environmental impact of energy on air, water, land and people. Our mission is to be the collaborative partner of choice for sustainable chemistry technology and digital analytics solutions. We believe that green chemistry and digital transformation reduce the total cost of ownership and environmental risk of our customers and can transform business by reducing carbon footprints, energy consumption, emissions and overall environmental impact.
We have green, sustainable chemistry at our core, and we focus on providing responsible specialty chemistry solutions that are environmentally friendly and cost-competitive. Our products offered by our CT segment displace harmful chemicals such as benzene, toluene, ethylbenzene and xylenes (BTEX) in energy production, and our logistics and delivery methodology results in lower product usage and lower carbon emissions due to delivery. The analyzers produced by our DA segment are a closed-loop system, meaning that samples of potentially harmful gasses and fluids do not need to be routinely taken and flared, as is the case with gas chromatographs. This results in lower emissions. In addition, our analyzers’ ability to determine the mixing of two batches of product (“transmix”) in real-time results in less time, energy and resources spent processing the transmix. Finally, our analyzers, when used to monitor field gas for well-site power generation, allow customers to significantly reduce the use of higher emission and more expensive diesel.

Human Capital
Employee Overview
As of December 31, 2023, the Company had approximately 146 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally good.
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
We have a strong commitment to safety in all aspects of our operations through training, safety culture, and tracking of key safety metrics. In 2023, the Company recorded a Total Recordable Incident Rate (TRIR) of 0.00. The TRIR is a key safety performance metric which calculates the number of recordable incidents per full-time workers during a one-year period.
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
Energy
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near term volatility in commodity pricing, leading to the recent weakness in onshore drilling and completion activity, the fundamentals for energy related services remain strong. The overall expansion of the global economy should continue to create substantial demand for all forms of energy which will increase service intensity. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies in oil-weighted basins to maintain or increase activity while companies in gas-weighted basins are expected to maintain or decrease activity over the next 12 months. In general, we expect the major exploration and production companies to maintain activity levels over the next 12 months.
Digital Analytics
The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. We believe Verax™ analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers insight on valuable operations data like vapor pressure, boiling point, flash point, octane level, API (American Petroleum Institute) gravity, viscosity, BTU (British Thermal Unit) and more, simultaneously. We continue to collaborate with our customers to identify further facilities and applications where our technology has the highest value. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. AIDA (Automated Interface Detection Algorithm) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time versus traditional lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades. We are also gaining traction leveraging the Verax™ in applications where operators and service companies are using field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing this in real-time allows companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage.
Supply Chain
The principal supply issues facing our industry for the next twelve months will include:
•Fluctuating freight costs for shipping to our customers;
•Availability of raw materials;
•Labor shortages; and
•Demand forecasting.
All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while security of delivery for sea-freight could impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The overall flow of materials globally could experience price increases. Military conflicts in the Middle East could also result in supply disruption.
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
The Company filed, or furnished, as applicable, all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website in the “Corporate Governance” section under “Investor Relations” or in filings with the SEC.
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
•political and economic uncertainty, and sociopolitical unrest including the current military conflicts in Ukraine and Middle East and ongoing sanctions imposed on Russia;
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
The ProFrac Agreement is a major source of the Company’s liquidity and we expect it to remain so over the term of the contract. Revenues attributable to the ProFrac Agreement represented 65% of our total revenues during 2023. If the Company became unable to execute the requirements of the agreement financially and operationally, from procuring inventory to meet the needs of ProFrac Services, LLC under the ProFrac Agreement and executing timely billing and collection, the Company’s liquidity could be adversely impacted. Further, our relationship with ProFrac Services, LLC may impact their competitors willingness to purchase products from the Company or to seek price concessions.
We are also dependent on ProFrac Services, LLC’s compliance in meeting their committed activity levels and paying for products provided, including any Contract Shortfall Fees, in a timely basis, in accordance with the terms of the ProFrac Agreement. Our financial condition, results of operations and cash flows may be adversely impacted if ProFrac Services, LLC’s financial condition or its spending level under the ProFrac Agreement is negatively impacted and they are unable to pay their outstanding obligations to the Company, including those payments related to Contract Shortfall Fees. As of March 11, 2024, approximately $10.0 million of Contract Shortfall Fees from 2023 have been collected with the remaining $10.1 million due on or before April 8, 2024.
ProFrac Services, LLC has the right to terminate the ProFrac Agreement by providing written notice to the Company after the occurrence of any of the following events: (i) the Company’s bankruptcy; (ii) the Company’s failure to produce and deliver the product in accordance with the specifications, or failure to timely deliver product, and the Company has been unable to cure such failure within a commercially reasonable period determined by ProFrac Services, LLC; (iii) the Company fails to meet pricing requirements set forth in the ProFrac Agreement; or (iv) the Company is affected by a force majeure event, and such force majeure event has not been remedied within 30 days of the initial occurrence of such event. ProFrac Services, LLC also has the right to terminate the ProFrac Agreement for any other material breach of the ProFrac Agreement by the Company if the breach is capable of being cured, but is not cured within 30 days after written notice. Termination of the ProFrac Agreement would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
The Company’s existing resources including cash on hand and availability under its ABL, may not be sufficient to finance operations and strategies. The Company may therefore need to rely on external financing sources, including commercial borrowings and issuances of debt and equity securities. The Company’s ability to procure debt financing, is dependent on, among other things, the willingness of banks and other financial institutions to lend into the Company’s industry and on their evaluation of the Company’s credit risk. There is no guarantee that the Company will be able to procure additional debt financing or, in the event that it is able to procure additional debt financing, that the financing will be on favorable terms and conditions or at favorable rates of interest. If the Company cannot access capital on acceptable terms when required, the Company’s business, financial conditions and operating results may be adversely affected. Further the ability of the Company to grow and be competitive in the marketplace may be adversely impacted as the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or respond to competitive pressures.
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
In the CT segment in aggregate, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2023 and 2022, totaled 73% and 44%, respectively. The Company has seen customer concentration risk increase due to the entry into the ProFrac Agreement. Unlike the ProFrac Agreement, customer relationships are substantially governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. Losses of customers also may occur due to product, service or pricing issues, as well as industry consolidation. The Company competes in a highly competitive environment and must work diligently to create and maintain productive customer relationships, and the failure to maintain those relationships could result in the loss of one or more key customers. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
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
Failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.
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
The Company performs credit analysis on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries, which may provide more limited protection to the Company in the event of a dispute over payment. Because sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. The Company’s sales revenues are concentrated among customers operating in the oil and gas industry. Furthermore, the Company has seen an increase in concentration risk in 2022 and 2023, which it anticipates will continue in 2024 and beyond as a result of the Company’s entry into the ProFrac Agreement. If one or more major customers, including ProFrac Services, LLC, are unwilling or unable to pay their obligations to the Company, it could have an adverse effect on the Company’s financial results, liquidity and cash flows.
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
The Company relies on access to information systems for operational, reporting and communication functions. Impairments of these systems, such as ransomware and network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Phishing attacks could result in sensitive or confidential information being released by the Company. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company’s policies and procedures, system monitoring and data back-up processes may not prevent or detect potential disruptions or breaches in a timely or effective manner. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. While the Company does carry cybersecurity insurance, the coverage and amount of such insurance may not be sufficient to adequately compensate the Company for cybersecurity loss. See “Item 1C. Cybersecurity” within this Part I.

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
•failure to effectively execute on the ProFrac Agreement;
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
The Company’s ability to use net operating losses and tax attribute carryforwards to offset future taxable income has become limited due to an “ownership change” in 2023.
Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). During 2023, the conversion of various debt instruments into the Company’s common stock and warrants to purchase the Company’s common stock resulted in an ownership change limiting the Company’s ability to utilize existing NOLs and tax attribute carryforwards. Additional information about these limitations is provided in Note 11, “Income Taxes” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
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
Less than 10 % of the Company’s revenue for the year ended December 31, 2023 was from customers based outside of the U.S. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:
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
The majority of the Company’s revenue in its CT segment is derived from customers engaged in hydraulic fracturing services. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. These regulations could require the reporting and public disclosure of the Company’s proprietary chemistry formulas. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas production activity and could have an adverse effect on the Company’s future results of operations.
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
Demand for many of the Company’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s products and services is particularly sensitive to levels of activity in the upstream, downstream and midstream sectors, and the corresponding capital spending by oil and natural gas companies, including national oil companies. While capital spending programs for domestic producers appear stable, uncertainties around the potential for weakness in oil and natural gas prices could reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas related products and services, which could have a material adverse effect on the Company’s revenue and profitability.
Events in global credit markets can significantly impact the availability of credit and associated financing costs for many of the Company’s customers. Many of the Company’s upstream customers finance a portion of their drilling and completion programs through third-party lenders or public debt offerings. Lack of available credit or increased costs of borrowing may cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services.
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
Terrorist activities, anti-terrorist efforts, and other armed conflicts involving the U.S. could adversely affect the U.S. and global economies and could prevent the Company from meeting financial and other obligations. The Company could experience loss of business, delays or defaults in payments from payors, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas which, in turn, could also reduce the demand for the Company’s products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect the Company’s results of operations, impair the ability to raise capital, or otherwise adversely impact the Company’s ability to realize certain business strategies. The armed conflicts in Ukraine and the Middle East could affect regions in which the Company does business directly or indirectly and could harm the Company’s ability to sell its good and services in those regions.
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
•inability to execute the ProFrac Agreement
•announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures; and
•negative statements made by external parties about the Company’s business in public forums.
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
The Company’s relationship with ProFrac Services, LLC and certain of its affiliates may create a conflict of interest.
The Company derived 65% and 60% of its revenue for the years ended December 31, 2023 and 2022, respectively, from ProFrac Services LLC. In addition to being the Company’s largest customer, certain affiliates of ProFrac Services LLC, entered into various convertible debt transactions with the Company during 2022, which were subsequently converted into shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in 2023 (see Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions,” in Part II, Item 8 - “Financial Statements and

Supplementary Data” of this Annual Report). As a result, ProFrac Holdings, LLC or its affiliates owns approximately 51% of the Company’s common stock as of December 31, 2023 making them the Company’s largest shareholder. In addition, ProFrac Holdings, LLC also has the right to elect four out of seven Board members and currently consolidates Flotek in their financial results. Pursuant to this right, Matt Wilks was nominated and elected to serve on the Board at the Company’s 2022 annual meeting of shareholders and Evan Farber was appointed to the Board on October 11, 2022. As a result of the operational and financial relationship with ProFrac Services LLC and its affiliates, as both the largest customer and a majority shareholder, certain conflicts of interest may occur.
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
The Company’s common stock is currently listed on the NYSE. In the future, if the Company is not able to meet the continued listing requirements of the NYSE, the Company’s common stock may be delisted. If the Company is unable to satisfy the NYSE criteria for continued listing, its common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by, among other things, reducing the liquidity and market price of its common stock; reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition or securities.
Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s common stock price.
The Company is currently authorized to issue up to 240,000,000 shares of common stock. The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders’ ownership interests. Additional shares are subject to issuance through unexercised warrants, equity compensation plans or through the exercise of currently outstanding equity awards. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.
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
We identified a material weakness in our internal control over financial reporting in 2022, which has been remediated as of December 31, 2023. If we experience material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.
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
Internal controls must be evaluated continuously and be properly designed and executed by a sufficient level of properly trained staff to maintain adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified a material weakness in the design and operation of internal controls related to accounting for leases, prepaid assets and related-party revenues. During the year ended December 31, 2023, we implemented measures to improve our internal control over financial reporting to remediate this material weakness. Such measures included ensuring sufficient and appropriate resources in our finance and accounting department, enhancing required training specific to internal control over financial reporting and revenue recognition and other measures to enhance our risk control assessment process and communication processes. After testing the design, implementation and operating effectiveness of the enhanced controls, management concluded that the material weakness was remediated as of December 31, 2023.
Our ability to comply with the annual internal control report requirements will depend on the continual effectiveness of our financial reporting controls across our company. We expect these systems and controls to involve significant expenditures and to become more complex as our business grows. To effectively manage this complexity, we will continue to monitor the execution of our controls to ensure their effectiveness and make enhancements when and where necessary. Our inability to successfully avoid or remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements. These events could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.
General Risk Factors
If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of its Chief Executive Officer and Chief Financial Officer and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. The Company has entered into employment agreements with certain of these key members. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity
The Company faces a variety of cybersecurity threats that could impact its business, financial condition, results of operations, cash flows or reputation. The Company has established a Cybersecurity Incident Response Team (the “CIRT”) to develop and continually enhance a cyber incident response plan, which guides the Company in identification, containment, eradication and recovery from cybersecurity incidents. The CIRT is charged with the evaluation and implementation of incident response tools, and the implementation of training procedures and exercises to mitigate and remediate potential cybersecurity incidents. The CIRT members are comprised of representatives from management, including the Company’s Chief Executive and Financial Officers, information technology, legal and communications teams and reports to the Risk & Sustainability Committee of the Company’s Board of Directors, which is tasked with oversight of the general risk and sustainability programs of the Company. The Board has an active role in overseeing management of the Company’s risks and regularly reviews information regarding the Company’s operations, liquidity and associated risks. While each committee of the board is responsible for evaluating certain risks and overseeing the management of those risks, the entire board is regularly informed through committee reports.
The Company uses several real-time systems for detecting potential threats to its systems, devices and user accounts. The Company also engages third-party consultants to evaluate its security and disclose any potential weaknesses within the Company’s systems. The CIRT will review the steps required to minimize the effects of any discovered weaknesses and implement changes as deemed necessary. The Company’s information technology team is tasked with the initial assessment of a suspected incident and evaluates the suspected incident based on the Company’s cybersecurity policy.
In the event of an incident, we intend to follow our cyber incident response plan. Any assessment that is deemed an actionable incident would trigger an alert to the CIRT. The CIRT will further assesses the incident according to a predefined scale (e.g., low, medium, high and critical) and initiate the Company’s incident response plan and communication protocols. The CIRT, in conjunction with the Risk and Sustainability Committee, will assess the materiality of the incident with respect to the rules, regulations and disclosure requirements of the SEC and NYSE. See “Risk Factors” in Item 1A of this Annual Report. As of

December 31, 2023, we have not identified any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.
Item 2. Properties.
The Company operates two manufacturing, warehouse and research facilities in the U.S. Internationally, the Company has a warehouse and a sales office in Dubai, United Arab Emirates. The Company owns two of these facilities and the remainder are leased with lease terms that expire from 2024 through 2030. In addition, the Company’s corporate office at 5775 N. Sam Houston Parkway W., Suite 400, Houston, Texas is a leased facility. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Chemistry Technologies	Owned	Marlow, Oklahoma
Chemistry Technologies	Owned	Raceland, Louisiana
Chemistry Technologies	Leased	Dubai, United Arab Emirates
Chemistry Technologies	Leased	Houston, Texas
Data Analytics	Leased	Austin, Texas
Corporate Headquarters	Leased	Houston, Texas

Item  3. Legal Proceedings
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as set forth in Note 12, “Commitments and Contingencies” in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
See Note 12, “Commitments and Contingencies” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report for additional information.
Item  4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the NYSE under the stock ticker symbol “FTK.” As of the close of business on March 6, 2024, there were approximately 7,649 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. The Company has never declared or paid cash dividends on common stock. The Company has no current plans to declare dividends on its common stock. As discussed in Note 13 - “Stockholders’ Equity” in Part II, Item 8 of this Annual Report, the Company completed a 1-to-6 Reverse Stock Split on September 25, 2023. Unless otherwise noted, references to the number of shares outstanding and issuances under compensation plans have been retroactively adjusted to give effect to the Reverse Stock Split.
Unregistered Sales of Equity Securities
During the year ended December 31, 2023, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended December 31, 2023, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1, 2023 to October 31, 2023	—	$—
November 1, 2023 to November 30, 2023	124	$4.08
December 1, 2023 to December 31, 2023	5,627	$3.83
Total	5,751
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

During 2022 the Company entered into the ProFrac Agreement, (see Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions”) which has resulted in a significant increase in revenue for the years ended December 31, 2023 and 2022.
Company Overview
Chemistry Technologies
We believe that the Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customers’ value by improving return on invested capital, lowering operational costs, and providing tangible environmental benefits. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of its desired chemical applications program. The Company’s CT segment designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, as well as industrial applications. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.
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
We believe customers using this technology have obtained significant benefits including additional profits by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, allowing for the use of lower cost field gas instead of diesel to generate power and protect equipment, and ensuring product quality while reducing giveaways i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a line of Verax™ analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both segments through green chemistry formulation, specialty chemical formulations, EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues for the year ended December 31, 2023 reflect Contract Shortfall Fees of $20.1 million, of which $10.0 million was collected through March 11, 2024 with the remainder due on or before April 8, 2024.

Consolidated Results of Operations (in thousands)

	Years ended December 31,
	2023	2022
Revenue
Revenue from external customers	$66,518	$54,344
Revenue from related party	121,540	81,748
Total revenues	188,058	136,092
Cost of sales	163,795	142,792
Cost of sales %	87.1%	104.9%
Gross profit (loss)	24,263	(6,700)
Gross profit (loss) %	12.9%	(4.9)%
Selling, general and administrative	27,873	27,124
Selling, general and administrative %	14.8%	19.9%
Depreciation	734	734
Research and development	2,486	4,438
Severance costs	(46)	—
Gain on disposal of property and equipment	(38)	(2,916)
Gain on lease termination	—	(584)
Gain in fair value of contract consideration convertible notes payable	(29,969)	(75)
Impairment of goodwill	—	—
Income (loss) from operations	23,223	(35,421)
Operating margin %	12.3%	(26.0)%
Paycheck protection plan loan forgiveness	4,522	—
Interest expense and other income, net	(2,883)	(6,906)
Income (loss) before income taxes	24,862	(42,327)
Income tax (expense) benefit	(149)	22
Net income (loss)	$24,713	$(42,305)
Net income (loss) %	13.1%	(31.1)%

Consolidated revenue for the year ended December 31, 2023 increased $52.0 million, or 38%, versus the same period of 2022. The significant increase in revenue during the year ended December 31, 2023 was driven primarily by a full year of activity under the ProFrac Agreement which commenced in the second quarter of 2022. In addition, revenues increased due to continued increased activity with new and existing domestic customers particularly in the CT segment, partially offset by reduced international activity.
Consolidated cost of sales for the year ended December 31, 2023 increased $21.0 million, or 15%, versus the same period of 2022. The increase is primarily driven by the activity with ProFrac Services, LLC and higher freight and equipment rental costs due to the increased volume of business. The reduction in cost of sales as a percentage of revenue in 2023 was the result of revenue from Contract Shortfall Fees, which have no associated costs, and numerous initiatives to reduce the cost of freight and logistics and secure better pricing of materials.
Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the year ended December 31, 2023, increased $0.7 million, or 3%, versus the same period of 2022.
Research and development (“R&D”) costs decreased $2.0 million, or 44%, for the year ended December 31, 2023, versus the same period of 2022 driven by lower personnel costs resulting from headcount optimization.
Operating income increased by $58.6 million to $23 million for the year ended December 31, 2023, versus an operating loss of $35 million during the same period in 2022. The improvement was driven primarily by an increased gross profit of $31.0 million resulting from increased related party and external customer revenue, including accrued Contract Shortfall Fees, the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million compared to the same period of 2022, and a $2.0 million decrease in research and development costs. The improvement was partially offset by an increase in

SG&A expenses of $0.7 million and a decrease in gains on the sale of assets and lease termination of $2.9 million and $0.6 million, respectively.
Interest expense and other income for the year ended December 31, 2023 increased $8.5 million, driven primarily by a $4.5 million gain for the forgiveness of the Flotek PPP loan and a $4.2 million decrease in interest expense related to the maturity of the Contract Consideration Convertible Notes Payable in the first half of 2023.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Years ended December 31,
	2023	2022
Revenue from external customers	$59,016	$48,960
Revenue from related party	120,903	81,618
Income (loss) from operations	39,043	(14,729)

CT revenue from external customers for the year ended December 31, 2023, increased $10.1 million, or 21%, compared to 2022 due to increased domestic sales with both new and existing customers. Revenue from related parties, including accrued Contract Shortfall Fees, increased $39.3 million, or 48%, driven by the ProFrac Agreement which commenced in the second quarter of 2022.
Income from operations for the CT segment for the year ended December 31, 2023 increased $53.8 million, compared to 2022. The increase was driven by an increase in gross profit of $27.7 million attributable to increased activity and accrued Contract Shortfall Fees along with an increase in the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the year ended December 31, 2023 compared to $0.1 million for the same period in 2022.
Data Analytics Results of Operations:

	Years ended December 31,
	2023	2022
Revenue from external customers	$7,502	$5,384
Revenue from related party	637	130
Loss from operations	(53)	(2,877)

DA external customer revenue for the year ended December 31, 2023, increased $2.1 million, or 39%, compared to revenue for 2022. The increase was driven by increased product sales. Related party revenue increased by $0.6 million compared to 2022 relating to services provided to ProFrac Services, LLC outside of the ProFrac Agreement.
Loss from operations for the DA segment for the year ended December 31, 2023 decreased $2.8 million, or 98%, compared to 2022. The improvement was primarily due to increased activity and decreased R&D expense and personnel costs.
Corporate and Other Results of Operations:

	Years ended December 31,
	2023	2022
Loss from operations	$(15,767)	$(17,815)
Loss from operations for the year ended December 31, 2023 decreased by $2.0 million, or 11%, compared to the same period of 2022, due to decreased salaries and benefits from reduced headcount, including lower stock compensation costs.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding of working capital. During 2023, the Company funded working capital requirements with cash on hand and borrowings under the ABL (as defined below) entered into in August 2023.

As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $5.9 million, as compared to $12.3 million at December 31, 2022. In addition, at March 11, 2024, the Company had approximately $0.5 million in borrowings outstanding under its ABL, as compared to $7.5 million at December 31, 2023. During the year ended December 31, 2023, the Company had operating income of $23.2 million, $11.3 million of cash used in operating activities, $1.0 million of cash used in investing activities and $5.9 million of cash provided by financing activities.
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan (the “ABL”). The ABL provides up to $10 million of initial credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable. On October 5, 2023, the ABL was amended to increase its maximum borrowing base from $10.0 million to a total of $13.8 million.
As of December 31, 2023, the Company had $7.5 million outstanding under the ABL. During the year ended December 31, 2023, the Company incurred $0.5 million in interest and fees related to the ABL, which included the annual fee of $0.1 million. As of December 31, 2023, the Company had incurred origination costs of $0.5 million related to the ABL that was recorded as deferred financing costs to be amortized over the term of the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.5% per annum. The interest rate under the ABL was 11% as of December 31, 2023. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of December 31, 2023.
Sources and Uses of Liquidity
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable” in Part II, Item 8 of this Annual Report) and other liquid assets. Although the Company has a history of negative cash flows from operations and losses, the Company recognized $24.3 million and $24.7 million of gross profit and net income, respectively, during the year ended December 31, 2023. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long term stability and strength of the oil and gas markets could have a negative impact on our liquidity.
As discussed in Note 17, “Related Party Transactions” in Part II, Item 8 of this Annual Report, the ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services LLC is required to pay to the Company, as liquidated damages (“Contract Shortfall Fees”), an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period. The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues and receivables for the year ended and as of December 31, 2023 include $20.1 million in Contract Shortfall Fees of which $10.0 million has been collected through March 11, 2024. The Company expects to receive the remaining $10.1 million on or before April 8, 2024. For 2024, the measurement period will be January 1, 2024 through December 31, 2024. If the minimum purchase requirements are not met during the year ended December 31, 2024, there will be additional Contract Shortfall Fees due during the first quarter of 2025.
Based upon the improvement in our outlook for future cash flows from operations that includes the collection of the Contract Shortfall Fees related to 2023 of $20.1 million, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The Company had previously disclosed in the consolidated financial statements as of and for the year ending December 31, 2022, that substantial doubt about the Company’s ability to continue as a going concern existed. As described, the Company has concluded that those conditions and events raising the substantial doubt no longer exist. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Years ended December 31,
	2023	2022
Net cash used in operating activities	$(11,297)	$(44,632)
Net cash (used in) provided by investing activities	(1,014)	5,331
Net cash provided by financing activities	5,928	38,267
Effect of changes in exchange rates on cash and cash equivalents	(54)	100
Net change in cash, cash equivalents and restricted cash	$(6,437)	$(934)
Operating Activities
Net cash used in operating activities was $11.3 million and $44.6 million during the years ended December 31, 2023 and 2022, respectively. Consolidated net income for the year ended December 31, 2023 was $24.7 million compared to a net loss of $42.3 million for the same period of 2022.
During the year ended December 31, 2023, non-cash adjustments to net income totaled $22.8 million as compared to $12.8 million for the same period of December 31, 2022.
•For the year ended December 31, 2023, non-cash adjustments included a $30.0 million gain on the fair value valuation of the Contingent Convertible Notes, a gain of $4.5 million for the Flotek PPP loan forgiveness, paid-in-kind interest on the Convertible Notes Payable and Contract Consideration Convertible Notes Payable of $2.3 million, amortization of contract assets and convertible note issuance costs of $5.0 million and $0.1 million, respectively, and stock compensation expense of $0.3 million. The non-cash adjustment for the provision for excess and obsolete inventory was $1.0 million and depreciation was $0.7 million. Non-cash lease expense was $3.0 million primarily due to ROU Asset amortization for equipment leases which were added in 2022.
•For the year ended December 31, 2022, non-cash adjustments included paid-in-kind interest on the Convertible Notes Payable and Contract Consideration Convertible Notes Payable of $6.0 million, amortization of contract assets and convertible note issuance costs of $3.4 million and $1.0 million, respectively, and stock compensation expense of $3.3 million.
During the year ended December 31, 2023, changes in working capital used $13.2 million of cash as compared to using $15.2 million for the same period of 2022.
•For the year ended December 31, 2023, changes in working capital resulted primarily from increases in accounts receivable, including related party of $6.5 million, and a decrease in inventories of $1.9 million due to reduced ProFrac sales in late 2023. Accounts payable and accrued liabilities decreased $1.7 million and $2.6 million, respectively. The decrease in accrued liabilities is primarily due to accrued severance, sales taxes and professional fees, partially offset by higher bonus accruals. Operating lease liabilities decreased $3.4 million primarily due to payments on equipment leases.
•For the year ended December 31, 2022, changes in working capital resulted primarily from increases in accounts receivable and inventories of $28.7 million and $7.9 million, respectively, due to the significant increase in revenues. Contract assets increased $3.6 million related to transaction fees paid associated with Contract Consideration Notes Payable. This was partially offset by an increase of accounts payable of $25.8 million, attributable to the increase in activity.
Investing Activities
Net cash used by investing activities for the year ended December 31, 2023 was $1.0 million primarily due to system enhancements and capital additions. Net cash provided by investing activities for the year ended December 31, 2022 was $5.3 million primarily related to the sale of assets.

Financing Activities
Net cash provided by financing activities was $5.9 million for the year ended December 31, 2023, primarily from net proceeds from the ABL. Net cash provided was partially offset by severance payments attributed to former CEO’s forfeited vested stock options, loan origination fees, and payments for shares withheld for taxes.
Net cash provided by financing activities was $38.3 million for the year ended December 31, 2022, primarily from the proceeds of the issuance of convertible notes of $21.2 million and prefunded warrants of $19.5 million, partially offset by issuance costs of $2.3 million.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Our most significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8 — “Financial Statements and Supplementary Data,” of this Annual Report. The Company believes the following accounting estimates are critical due to the significant subjective and complex judgments and estimates required when preparing the consolidated financial statements. The Company regularly reviews judgments, assumptions and estimates related to the critical accounting estimates.
Contract Assets
The Company’s contract assets represent consideration which was issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 9, “Debt and Convertible Notes Payable” in Part II, Item 8) and other incremental costs related to obtaining the ProFrac Agreement in 2022. The contract assets are amortized over the term of the ProFrac Agreement based on forecasted revenues. As goods are transferred to ProFrac Services, LLC, the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future. Significant or unanticipated changes to our forecast could impact the recoverability of the contract assets.
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
At December 31, 2023 and 2022, the reserve for excess and obsolete inventory was $6.1 million and $8.2 million, or 32.3% and 34.3% of inventory, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess and obsolete inventory.
Fair Value of Contract Consideration Convertible Notes Payable
The Company accounted for the Contract Consideration Convertible Notes Payable, which was issued related to obtaining the ProFrac Agreement, as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (see Note 9, “Debt and Convertible Notes Payable” in Part II, Item 8 of this Annual Report). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date with the change in fair value included in the consolidated statements of operations. At each reporting date preceding the date of maturity, the Contract Consideration Convertible Notes Payable were remeasured by means of a Monte Carlo simulation which utilized key inputs such as the risk-free interest rate, stock price, expected volatility and term until liquidation. Significant changes to the key inputs such as the Company’s stock price and volatility would impact the estimated fair value. The Contract Consideration Convertible Notes matured and were converted during the year ended December 31, 2023 in accordance with their terms.
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
Foreign Currency Exchange Risk
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and has limited exposure to foreign currency risk in its international operations. During 2023, approximately 0.24% of revenue was denominated in non-U.S. dollar currencies and substantially all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has not historically used swaps or foreign currency hedges, however, the Company may utilize swaps or foreign currency hedges in the future.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Recoverability of contract assets
As described in Note 2 to the Company’s consolidated financial statements, the Company’s contract assets represent consideration issued in the form of convertible notes and other incremental costs related to obtaining the ProFrac Agreement, during the year ended December 31, 2023. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. As described in Note 4, the Company had recorded contract assets, net of $74.7 million as of December 31, 2023.
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
Going concern
As discussed in Note 1 to the Company’s consolidated financial statements, the Company currently funds its operations with cash on hand, availability under the Asset Based Loan (ABL) and other liquid assets. Although the Company has a history of negative cash flows from operations and losses, the Company recognized $24.3 million and $24.7 million of gross profit and net income, respectively, during the year ended December 31, 2023. The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages (contract shortfall fees), an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period. The current measurement period for contract shortfall fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues and receivables for the year ended and as of December 31, 2023 include $20.1 million in contract shortfall fees of which $10.0 million has been collected through March 11, 2024. The Company expects to receive the remaining $10.1 million on or before April 8, 2024. For 2024, the measurement period will be January 1, 2024 through December 31, 2024. If the minimum purchase requirements are not met during the year ended December 31, 2024, there will be additional contract shortfall fees due during the first quarter of 2025. Based upon the improvement in the Company’s outlook for future cash flows from operations that includes the collection of the contract shortfall fees related to 2023 of $20.1 million, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. Uncertainty surrounding the long term stability and strength of oil and gas markets could have a negative impact on the Company’s liquidity.
We identified the evaluation of the Company’s assessment of its ability to continue as a going concern and related disclosures as a critical audit matter. There was significant auditor judgment required in evaluating forecasted revenue, including the contract shortfall fees, and direct and indirect product expenses used in the Company’s forecasted cash flows analysis for the twelve-month period subsequent to issuance of the consolidated financial statements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of a control related to the Company’s assessment of its ability to continue as a going concern, including the development of the forecasted revenue, including the contract shortfall fees, and direct and indirect product expenses over the twelve-month period following the date the consolidated financial statements are issued. To assess the Company’s ability to forecast revenue, including the contract shortfall fees, and direct and indirect product expenses, we compared historical revenue, including the contract shortfall fees, and direct and indirect product expense forecasts to actual results. We assessed the reasonableness of the Company’s assumptions related to forecasted revenue, including contract shortfall fees, and direct and indirect product expenses by considering whether the assumptions were consistent with evidence obtained in other areas of the audit. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

  /s/    KPMG LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 15, 2024

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,851	$12,290
Restricted cash	102	100
Accounts receivable, net of allowance for credit losses of $745 and $623 at December 31, 2023 and December 31, 2022, respectively	13,687	19,136
Accounts receivable, related party, net of allowance for credit losses of $0 at December 31, 2023 and 2022, respectively	34,569	22,683
Inventories, net	12,838	15,720
Other current assets	3,564	3,032
Current contract assets	5,836	7,113
Total current assets	76,447	80,074
Long-term contract assets	68,820	72,576
Property and equipment, net	5,129	4,826
Operating lease right-of-use assets	5,030	5,900
Deferred tax assets, net	300	404
Other long-term assets	1,787	1,030
TOTAL ASSETS	$157,513	$164,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,705	$33,375
Accrued liabilities	5,890	8,984
Income taxes payable	45	97
Interest payable	—	130
Current portion of operating lease liabilities	2,449	3,328
Current portion of finance lease liabilities	22	36
Asset-based loan	7,492	—
Current portion of long-term debt	179	2,052
Convertible notes payable	—	19,799
Contract consideration convertible notes payable	—	83,570
Total current liabilities	47,782	151,371
Deferred revenue, long-term	35	44
Long-term operating lease liabilities	7,676	8,044
Long-term finance lease liabilities	—	19
Long-term debt	60	2,736
TOTAL LIABILITIES	55,553	162,214
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,772,837 shares issued and 29,664,130 shares outstanding at December 31, 2023; 13,985,986 shares issued and 12,964,732 shares outstanding at December 31, 2022 (As adjusted, see Note 13)	3	1
Additional paid-in capital (As adjusted, see Note 13)	463,140	388,184
Accumulated other comprehensive income	127	181
Accumulated deficit	(326,806)	(351,519)
Treasury stock, at cost; 1,108,707 and 1,021,255 shares at December 31, 2023 and December 31, 2022, respectively (As adjusted, see Note 13)	(34,504)	(34,251)
Total stockholders’ equity	101,960	2,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,513	$164,810
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2023	2022
Revenue:
Revenue from external customers	$66,518	$54,344
Revenue from related party	121,540	81,748
Total revenues	188,058	136,092
Cost of sales	163,795	142,792
Gross profit (loss)	24,263	(6,700)
Operating costs and expenses:
Selling, general, and administrative	27,873	27,124
Depreciation	734	734
Research and development	2,486	4,438
Severance costs	(46)	—
Gain on disposal of property and equipment	(38)	(2,916)
Gain on lease termination	—	(584)
Gain in fair value of Contract Consideration Convertible Notes Payable	(29,969)	(75)
Total operating costs and expenses	1,040	28,721
Income (loss) from operations	23,223	(35,421)
Other income (expense):
Paycheck protection plan loan forgiveness	4,522	—
Interest expense	(2,857)	(7,051)
Other income, net	(26)	145
Total other income (expense)	1,639	(6,906)
Income (loss) before income taxes	24,862	(42,327)
Income tax (expense) benefit	(149)	22
Net income (loss)	$24,713	$(42,305)

Income (loss) per common share (As adjusted, see Notes 13 and 15):
Basic	$1.00	$(3.41)
Diluted	$(0.10)	$(3.41)

Weighted average common shares (As adjusted see Notes 13 and 15):
Weighted average common shares used in computing basic income (loss) per common share	24,830	12,404
Weighted average common shares used in computing diluted income (loss) per common share	28,377	12,404

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2023	2022
Net income (loss)	$24,713	$(42,305)
Other comprehensive income:
Foreign currency translation adjustment	(54)	100
Comprehensive income (loss)	$24,659	$(42,205)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$24,713	$(42,305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of contingent consideration	(527)	(25)
Change in fair value of contract consideration convertible notes payable	(29,969)	(75)
Amortization of convertible note issuance cost	83	1,002
Paid-in-kind interest expense	2,284	5,956
Amortization of contract assets	5,033	3,371
Depreciation	734	734
Amortization of asset-based loan origination costs	121	—
Provision for credit losses	138	203
Provision for excess and obsolete inventory	959	1,734
Gain on sale of property and equipment	(38)	(2,916)
Gain on lease termination	—	(584)
Non-cash lease expense	3,014	226
Stock compensation expense	(254)	3,325
Deferred income tax expense (benefit)	104	(125)
Paycheck protection plan loan forgiveness	(4,522)	—
Changes in current assets and liabilities:
Accounts receivable	5,311	(7,342)
Accounts receivable, related party	(11,886)	(21,383)
Inventories	1,938	(7,917)
Income taxes receivable	—	14
Other assets	(836)	(285)
Contract assets	—	(3,600)
Accounts payable	(1,670)	25,760
Accrued liabilities	(2,575)	(34)
Operating lease liabilities	(3,391)	(507)
Income taxes payable	(53)	93
Interest payable	(8)	48
Net cash used in operating activities	(11,297)	(44,632)
Cash flows from investing activities:
Capital expenditures	(1,081)	(421)
Proceeds from sale of assets	67	5,752
Net cash (used in) provided by investing activities	(1,014)	5,331
Cash flows from financing activities:
Payment for forfeited stock options	(617)	—
Payments on long-term debt	(149)	—
Proceeds from asset-based loan	68,716	—
Payments on asset-based loan	(61,224)	—
Payment of asset-based loan origination costs	(574)	—
Proceeds from issuance of convertible notes	—	21,150
Payment of issuance costs of convertible notes	—	(1,084)
Proceeds from issuance of warrants	—	19,500
Payment of issuance costs of stock warrants	—	(1,170)
Payments to tax authorities for shares withheld from employees	(268)	(224)
Proceeds from issuance of stock	77	133
Payments for finance leases	(33)	(38)
Net cash provided by financing activities	5,928	38,267
Effect of changes in exchange rates on cash and cash equivalents	(54)	100
Net change in cash, cash equivalents and restricted cash	(6,437)	(934)
Cash and cash equivalents at the beginning of period	12,290	11,534
Restricted cash at the beginning of period	100	1,790
Cash and cash equivalents and restricted cash at beginning of period	12,390	13,324
Cash and cash equivalents at end of period	5,851	12,290
Restricted cash at the end of period	102	100
Cash, cash equivalents and restricted cash at end of period	$5,953	$12,390
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023 and 2022
(In thousands of U.S. dollars and shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	24,713	24,713
Foreign currency translation adjustment	—	—	—	—	—	(54)	—	(54)
Stock issued under employee stock purchase plan	—	—	(20)	—	77	—	—	77
Restricted stock granted	146	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	66	—	—	—	—	—
Restricted stock units vested	82	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—	—	—	(254)	—	—	(254)
Shares withheld to cover taxes	(3)	—	42	(253)	(15)	—	—	(268)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable to February 2023 Warrants	—	—	—	—	15,092	—	—	15,092
Conversion of convertible notes payable to February 2023 Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to common stock	10,583	1	—	—	40,637	—	—	40,638
Conversion of convertible notes payable to common stock	1,723	1	—	—	8,996	—	—	8,997
Other	35	—	—	—	—	—	—	—
Exercise of February 2023 warrants	4,228	—	—	—	—	—	—	—
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	13,247	$1	1,004	$(34,100)	$363,424	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(42,305)	(42,305)
Foreign currency translation adjustment	—	—	—	—	—	100	—	100
Stock issued under employee stock purchase plan	—	—	(7)	—	140	—	—	140
Restricted stock granted	255	—	—	—	—	—	—	—
Restricted stock forfeited	(1)	—	5	—	—	—	—	—
Restricted stock units vested	24	—	—	—	(31)	—	—	(31)
Stock compensation expense	—	—	—	—	3,325	—	—	3,325
Shares withheld to cover taxes	(6)	—	19	(151)	(42)	—	—	(193)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Conversion of notes to common stock	467	—	—	—	3,038	—	—	3,038
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596

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
The Company’s two operating segments, CT and DA, are supported by its Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 18, “Business Segment, Geographic and Major Customer Information.”
Going Concern
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable”) and other liquid assets. Although the Company has a history of negative cash flows from operations and losses, the Company recognized $24.3 million and $24.7 million of gross profit and net income, respectively, during the year ended December 31, 2023. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long term stability and strength of the oil and gas markets could have a negative impact on our liquidity.
As defined and discussed in Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions”, the ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services LLC is required to pay to the Company, as liquidated damages (“Contract Shortfall Fees”), an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period. The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues and receivables for the year ended and as of December 31, 2023 include $20.1 million in Contract Shortfall Fees of which $10.0 million has been collected through March 11, 2024. The Company expects to receive the remaining $10.1 million on or before April 8, 2024. For 2024, the measurement period will be January 1, 2024 through December 31, 2024. If the minimum purchase requirements are not met during the year ended December 31, 2024, there will be additional Contract Shortfall Fees due during the first quarter of 2025.
Based upon the improvement in our outlook for future cash flows from operations that includes the collection of the Contract Shortfall Fees related to 2023 of $20.1 million, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The Company had previously disclosed in the consolidated financial statements as of and for the year ending December 31, 2022, that substantial doubt about the Company’s ability to continue as a going concern existed. As described, the Company has concluded that those conditions and events raising the substantial doubt no longer exist. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.
The accompanying consolidated financial statements include the accounts of Flotek Industries, Inc. and subsidiaries it controls. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash is $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively. The Company’s restricted cash as of December 31, 2023 and 2022 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.
Accounts Receivable and Allowance for Credit Losses
On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”), which requires the measurement of expected credit losses. The adoption of ASC 326 using a modified retrospective approach did not have a material impact on the consolidated financial statements. ASC 326 requires estimated credit losses to be determined for the expected life of the asset compared to an incurred model which was in effect for periods prior to January 1, 2023.
Accounts receivable and accounts receivable, related party, arise from product sales and services and are recorded at the invoiced amount, net of an allowance for credit losses. This value incorporates an allowance for credit losses to reflect any loss anticipated on accounts receivable balances. The Company applies the current expected credit loss (CECL) model, which requires immediate recognition of expected credit losses over the contractual life of receivables and records the appropriate allowance for credit losses as a charge to Operating Cost and Expenses. The allowance for credit losses is based on a combination of the individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for credit losses charged to operating expense.
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
Changes in the allowance for credit losses are as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance, beginning of year	$623	$659
Charges to provision for credit losses, net of recoveries	138	203
Write-offs	(16)	(239)
Balance, end of year	$745	$623
As of December 31, 2023 and 2022 the Company has not recorded an allowance for credit losses for the related party accounts receivable, including ProFrac Services, LLC (see Note 17, “Related Party Transactions”).
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 9, “Debt and Convertible Notes Payable”) and other incremental costs related to obtaining the ProFrac Agreement (see Note 17, “Related Party Transactions”) during the year ended December 31, 2022. The contract assets are amortized over the term of the ProFrac Agreement (originally 10 years) based on forecasted revenues as goods are transferred to ProFrac Services, LLC and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations.
The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. Based on our tests of recoverability, we did not identify an impairment of the contract assets during the years ended December 31, 2023 and 2022.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property and equipment
Property and equipment are stated at cost. Plant and equipment under finance leases are stated at the present value of the lease payments. The Company capitalizes costs associated with the acquisition of major software for internal use.
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
Property and equipment, including ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable, the Company first compares the carrying amount of an asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset, the Company will determine the fair value of the asset or asset group. The amount of impairment loss recognized is the excess of the asset or asset group’s carrying amount over its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments of property and equipment, including ROU assets, during the years ended December 31, 2023 and 2022.
Assets to be disposed of are reported as assets held for sale at the lower of the carrying amount or the asset’s fair value less cost to sell and depreciation is ceased. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Leases
The Company leases certain facilities, land, vehicles, and equipment. The Company determines if an arrangement is classified as a lease at inception of the arrangement. The Company recognizes a ROU asset and a lease liability at the lease commencement date.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the related lease. Finance leases are under the current and non-current liabilities and the underlying assets are included in property and equipment on the consolidated balance sheet. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method.
As most of the Company’s leases do not provide an implicit rate of return, on a quarterly basis, the Company’s incremental borrowing rate is used, together with the lease term information available at commencement date of the lease, in determining the present value of lease payments. Operating lease liabilities include the noncancellable period of the lease plus related options to extend or terminate lease terms that are reasonably certain of being exercised. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term.
Leases with an initial term of 12 months or less (“short term leases”) are not recorded on the balance sheet; and the lease expense on short-term leases is recognized on a straight-line basis over the lease term.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company entered into a sublease for its former headquarters, which is being accounted for under lessor accounting. The nature of the sublease did not relieve the Company of its obligations under the original lease. The lease for the prior headquarters was an operating lease and, as such, the Company continues to account for the original lease as it did prior to entering the sublease. Since the former facility is not a component of the Company’s central operations, the income from the sublease and the expenses under the original lease are recorded in Other income, net on our Consolidated Statement of Operations.
Convertible Notes Payable and Liability Classified Contract Consideration Convertible Notes Payable
The Company accounts for the Convertible Notes Payable at amortized cost pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 470, Debt (“ASC 470”).
The Company accounted for the Contract Consideration Convertible Notes Payable issued as consideration related to a related party contract (see Note 9, “Debt and Convertible Notes Payable”), as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date (see Note 10, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations. The Contract Consideration Notes Payable matured and were converted during the year ended December 31, 2023 in accordance with their terms (see Note 9, “Debt and Convertible Notes Payable”).
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
Products and services are sold with fixed or determinable prices. Variable consideration is estimated for the Contract Shortfall Fees from the ProFrac Agreement (see Note 17, “Related Party Transactions”) using the most likely amount and the Company includes an estimated amount of variable consideration in the transaction price only if it is probable that a subsequent change in the estimate of the amount of variable consideration would not result in a significant revenue reversal. A significant revenue reversal would occur if a subsequent change in the estimate of the variable consideration would result in a significant downward adjustment to the amount of cumulative revenue recognized from that contract when the change in estimate occurs. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly, and discounts offered to customers for prompt payment. The Company does not act as an agent in any of its revenue arrangements.
In recognizing revenue for products and services, the Company determines the transaction price of contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract. The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable included in accounts receivable, net and accounts receivable, related party on our Consolidated Balance Sheet.
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
The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company provides subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the years ended December 31, 2023 and 2022.
Payment terms for both the CT and DA segments are customarily 30-60 days for domestic and 90-120 days for international from invoice receipt. Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets and liabilities associated with incomplete performance obligations are not material.
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive income (loss) includes consolidated net income and foreign currency translation adjustments.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged to expense as incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.
A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Warrants
The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “Pre-Funded Warrants”) (see Note 13, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the Pre-Funded Warrants within additional paid in capital in the consolidated balance sheets.
The Company evaluated the Pre-Funded Warrants issued in February 2023 (the “February 2023 Warrants”) (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity") to ProFrac Services, LLC upon conversion of the Convertible Notes Payable and Initial ProFrac Agreement Contract Consideration Convertible Notes Payable and determined the February 2023 Warrants meet the criteria to be classified within stockholders’ equity. The February 2023 Warrants were exercised during the year ended December 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include estimated variable consideration included in contract transaction price; the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; valuation allowances for accounts receivable, inventories, and deferred tax assets; recoverability and timing of the realization of contract assets; and the fair value of liability classified Contract Consideration Convertible Notes Payable until they were converted and equity classified Pre-Funded Warrants.
Reclassification
Certain items have been reclassified from prior periods to conform to the current period presentation. These reclassifications had no effect on the previously reported financial condition, results of operations or cash flows.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued But Not Adopted as of December 31, 2023
The FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This standard improves reportable segment disclosure requirements through enhanced disclosures around significant segment expenses. The amendments require interim and annual disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”). In addition, public entities are required to disclose the amount of “other segment items” by segment and their composition; annual disclosures about a reportable segment’s profit/loss and assets; clarify if the CODM uses more than one measure of a segment’s profit or loss in assessing performance and resource allocation and disclose the name and title of the CODM. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments are applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). This amendment was created as a response to requests from investors, lenders, creditors and other parties to enhance transparency and effectiveness of tax disclosures to help them better assess how an entity’s operations and related tax risks affect an entity’s tax rate and potential future cash flows. ASU 2023-09 requires that entities annually disclose the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions and that those amounts are also disaggregated by individual jurisdictions equal to or greater than 5% of total income taxes paid (net of funds received). ASU 2023-09 adds a requirement that entities disaggregate income (loss) from continuing operations before income tax expense (benefit) between domestic and foreign. The amendments also require entities to disaggregate income tax expense (benefit) by federal, state and foreign jurisdictions.
The amendments under ASU 2023-09 also remove certain prior requirements. Public business entities are no longer required to disclose the nature and estimate of change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate cannot be determined. In addition public business entities are no longer required to disclose the cumulative amount of each type of temporary difference for which a deferred tax liability has not been recognized due to the exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures. ASU 2023-09 goes into effect for annual periods beginning after December 15, 2024 and early adoption is permitted for annual financial statements not yet issued or made available for issuance. Adoption of the ASU is on a prospective basis, with the option to apply retrospectively. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Years ended December 31,
	2023	2022
Revenue:
Products (1)	$182,695	$132,521
Services	5,363	3,571
	$188,058	$136,092
(1) Product revenues include sales to related parties as described in Note 17, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Years ended December 31,
	2023	2022
Cost of sales:
Tangible goods sold	$144,720	$126,914
Services	528	285
Other	18,547	15,593
	$163,795	$142,792
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of sales disaggregated between external and related party sales is as follows (in thousands):

	Years ended December 31,
	2023	2022
Cost of sales:
Cost of sales for external customers	$64,498	$56,844
Cost of sales for related parties	99,297	85,948
	$163,795	$142,792

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	December 31,
	2023	2022
Contract assets	$79,688	$83,060
Less accumulated amortization	(5,032)	(3,371)
Contract assets, net	74,656	79,689
Less current contract assets	(5,836)	(7,113)
Contract assets, long term	$68,820	$72,576
In connection with entering into the ProFrac Agreement in 2022 as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions”, the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of December 31, 2023, $68.8 million of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement.
During the years ended December 31, 2023 and 2022 the Company recognized $5.0 million and $3.4 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2024	$5,836
2025	8,642
2026	9,628
2027	9,628
2028	9,628
Thereafter through May 2032	31,294
Total contract assets	$74,656
Note 5 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$5,299	$5,800
Finished goods	13,660	18,130
Inventories	18,959	23,930
Less reserve for excess and obsolete inventory	(6,121)	(8,210)
Inventories, net	$12,838	$15,720

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance, beginning of year	$8,210	$10,141
Charged to provisions	959	1,734
Deductions for sales and disposals	(3,048)	(3,665)
Balance, end of the year	$6,121	$8,210
The provisions recorded in the years ended December 31, 2023 and 2022 were $0.8 million and $1.6 million, respectively, for the CT segment and $0.2 million and $0.1 million, respectively, for the DA segment. The CT segment provision includes $1.0 million for the year ended December 31, 2022 for the exit of the hand sanitizers business line.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31,
	2023	2022
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,483	5,356
Machinery and equipment	6,993	6,758
Furniture and fixtures	520	532
Transportation equipment	945	784
Computer equipment and software	1,696	1,425
Property and equipment	17,043	16,261
Less accumulated depreciation	(11,914)	(11,435)
Property and equipment, net	$5,129	$4,826
Depreciation expense totaled $0.7 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
During 2022, the Company sold two facilities for aggregate proceeds of $5.8 million resulting in a net gain of $2.9 million.
Note 7 — Leases
Rental income recognized from leasing manufacturing facilities was $0.4 million for the year ended December 31, 2022 and is included in other, net in the consolidated statement of operations. As discussed in Note 6, “Property and Equipment” these facilities were sold in 2022 and the lease agreements between the tenants and the Company terminated.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Years ended December 31,
	2023	2022
Operating lease expense	$3,552	$2,393
Finance lease expense:
Amortization of assets	15	15
Interest on lease liabilities	3	12
Total finance lease expense	18	27
Short-term lease expense	300	341
Total lease expense	$3,870	$2,761

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,508	$2,934
Operating cash flows from finance leases	34	39
Financing cash flows from finance leases	3	6
Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2024	$3,215	$22
2025	2,046	—
2026	1,732	—
2027	1,660	—
2028	1,518	—
Thereafter	2,815	—
Total lease payments	$12,986	$22
Less: Interest	(2,861)	—
Present value of lease liabilities	$10,125	$22

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$5,030	$5,900

Current portion of operating lease liabilities	$2,449	$3,328
Long-term operating lease liabilities	7,676	8,044
Total operating lease liabilities	$10,125	$11,372

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(70)	(55)
Property and equipment, net	$77	$92

Current portion of finance lease liabilities	$22	$36
Long-term finance lease liabilities	—	19
Total finance lease liabilities	$22	$55

Weighted Average Remaining Lease Term
Operating leases	4.5 years	5.3 years
Finance leases	0.5 years	1.6 years

Weighted Average Discount Rate
Operating leases	7.8%	9.3%
Finance leases	8.5%	8.9%
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing until October 31, 2030. The rental income of $0.3 million for the year ended December 31, 2023 from the sublease is included in the Company’s statement of operations in Other income, net, and offsets the rental expense from the Company’s lease of the facility from the landlord.
Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2024	$767
2025	767
2026	767
2027	767
2028	767
Thereafter	1,406
Total rental income	$5,241

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	December 31,
	2023	2022
Severance costs (see Note 12, “Commitments and Contingencies”)	$648	$2,617
Payroll and benefits	2,138	684
Legal costs	37	447
Contingent liability for earn-out provision	56	583
Deferred revenue, current	550	655
Taxes other than income taxes	656	1,884
Other	1,805	2,114
Total current accrued liabilities	$5,890	$8,984
As of December 31, 2023, we accrued for bonus compensation to be paid in early 2024. We did not recognize or accrue for bonus compensation as of December 31, 2022.

Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an asset-based loan (the “ABL”). The ABL is classified, under ASC 470, as current debt on our consolidated balance sheet due to the nature of the payment arrangements where the lender is paid from customer payments received into the Company’s collections account. The ABL provides up to $13.8 million of credit availability, which is limited by a borrowing base consisting of: (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable.
As of December 31, 2023, the Company had $7.5 million outstanding under the ABL. During the year ended December 31, 2023, the Company incurred $0.5 million in interest and fees related to the ABL, which included the annual fee of $0.1 million, that is included in interest expense in the Company’s statement of operations. As of December 31, 2023, the Company had incurred origination costs of $0.5 million related to the ABL that was recorded as deferred financing costs to be amortized over the term of the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of December 31, 2023. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL if terminated with more than 12 months remaining until the maturity date or 1.5% of the borrowing base limit of the ABL if terminated with less than 12 months remaining until the maturity date.
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11.0 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with the covenants under the ABL as of December 31, 2023.
Paycheck Protection Program Loans
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023 the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to this date of $0.1 million, was forgiven. The remaining principal amount of $0.4 million and accrued interest, will be repaid over the remaining term of the loan through April 15, 2025 beginning on March 15, 2023. The forgiveness of the Flotek PPP loan was accounted for as an extinguishment of the debt and resulted in the Company recording a $4.5 million gain in the first quarter of 2023 comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt, including current portion, is as follows (in thousands):

	December 31,
	2023	2022
Flotek PPP loan	$239	$4,788
Less current maturities	(179)	(2,052)
Total long-term debt, net of current portion	$60	$2,736
Loan repayments are scheduled as follows (in thousands):

Years ending December 31,
2024	179
2025	60
Total Flotek PPP loan	$239
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share on a pre-Reverse Stock Split (as defined in Note 13, “Stockholders’ Equity”) basis, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share on a pre-Reverse Stock Split basis, or $1.741 per share on a pre-Reverse Stock Split basis for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share on a pre-Reverse Stock Split basis. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2,793,030 shares of common stock on a pre-Reverse Stock Split basis (465,505 on a post-Reverse Stock Split basis). The issuance cost of $1.1 million was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the consolidated statements of operations.
Interest expense for the years ended December 31, 2023 and 2022 included $0.2 million and $1.8 million, respectively, of accrued paid-in-kind interest and $83 thousand and $1.0 million, respectively, of issuance cost amortization related to these Convertible Notes Payable. Interest expense relating to the Convertible Notes Payable held by ProFrac Holdings, LLC (related party) was $85 thousand and $1.0 million for the years ended December 31, 2023 and 2022.
Upon maturity on February 2, 2023, the Convertible Notes Payable, excluding those held by ProFrac Holdings, LLC, with a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million, were converted on a pre-Reverse Stock Split basis into 10,335,840 shares of common stock (1,722,640 shares of the Company’s common stock on a post-Reverse Stock Split basis) at a price of $0.8705 per share.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share (see Note 13, “Stockholders’ Equity”). On September 6, 2023, the February 2023 Warrants were exercised and the Company issued, on a pre-Reverse Stock Split basis, 12,683,280 shares of the Company’s common stock (2,113,880 shares of the Company’s common stock on a post-Reverse Stock Split basis).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Initial ProFrac Agreement Contract Consideration Convertible Notes Payable
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “Initial ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Initial ProFrac Agreement Contract Consideration Convertible Notes Payable”), under the same terms as the Convertible Notes Payable issued in the PIPE Transaction described above, including the paid-in-kind interest at a rate of 10% per annum and conversion features. Interest expense for the years ended December 31, 2023 and 2022 included $85 thousand and $1.0 million, respectively, of accrued paid-in-kind interest related to the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable.
The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $10.0 million on the issuance date with a corresponding contract asset. On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share (see Note 10, “Fair Value Measurements”). On September 6, 2023, the February 2023 Warrants were exercised and the Company issued, on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable
On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively with the Initial ProFrac Agreement, the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”) to ProFrac. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum. Interest expense for the years ended December 31, 2023 and 2022 included $2.0 million and $3.2 million, respectively, of accrued paid-in-kind interest related to the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable.
The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were accounted for as liability classified convertible instruments and were initially recorded at fair value of $69.5 million on the issuance date with a corresponding contract asset.
Upon maturity on May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $40.6 million (see Note 10, “Fair Value Measurements”), were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a pre-Reverse Stock price of $0.8705 per share (10,582,821 common shares on a pre-Reverse Stock Split basis).
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, ABL, accrued liabilities and accounts payable approximate fair value due to the short-term nature of these accounts.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				December 31,				December 31,
	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3	2022
Contingent earnout consideration	$—	$—	$56	$56	$—	$—	$583	$583
Initial ProFrac Agreement contract consideration convertible notes	—	—	—	—	—	—	14,220	14,220
Amended ProFrac Agreement contract consideration convertible notes	—	—	—	—	—	—	69,350	69,350
Total	$—	$—	$56	$56	$—	$—	$84,153	$84,153
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of December 31, 2023 and 2022 . The estimated fair value of $56 thousand and $0.6 million was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	December 31,
	2023	2022
Risk-free interest rate	4.58%	4.34%
Expected volatility	70.0%	100.0%
Term until liquidation (years)	1.38	2.38
Stock price (pre-Reverse Stock Split basis for 2022)	$3.92	$1.12
Discount rate	11.86%	9.95%
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
The estimated value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable as of December 31, 2022 was valued using a Monte Carlo simulation. The key inputs into the Monte Carlo simulation used to estimate the fair value of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable that matured on February 2, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.12%
Expected volatility	100.0%
Term until liquidation (years)	0.09
Stock price (pre-Reverse Stock Split basis)	$1.12
Discount rate	4.12%
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million and $3.3 million increase for the years ended December 31, 2023 and 2022, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, that matured on May 17, 2023, as of December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	4.59%
Expected volatility	100.0%
Term until liquidation (years)	0.38
Stock price (pre-Reverse Stock Split basis)	$1.12
Discount rate	4.59%
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity, to a fair value of $40.6 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $0.64, on the date of conversion. The fair value adjustment was a decrease of $30.8 million for the twelve months ended December 31, 2023. The fair value adjustment was a decrease of $3.3 million for the twelve months ended December 31, 2022.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the years ended December 31, 2023 and 2022 classified as Level 3 balances (in thousands):

	Years ended December 31,
	2023	2022
Balance - beginning of period	$84,153	$608
Transfer of Initial ProFrac Agreement contract consideration convertible notes payable from Level 2	—	10,000
Issuance of Amended ProFrac Agreement contract consideration convertible notes payable	—	69,460
Increase in principle of Initial ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	85	954
Increase in principle of Amended ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	2,044	3,231
Change in fair value of contingent earnout consideration	(527)	(25)
Change in fair value of Initial ProFrac Agreement contract consideration convertible notes payable	786	3,266
Change in fair value of Amended ProFrac Agreement contract consideration convertible notes payable	(30,755)	(3,341)
Conversion of Initial ProFrac Agreement contract consideration convertible notes on maturity	(15,092)	—
Conversion of Amended ProFrac Agreement contract consideration convertible notes on maturity	(40,638)	—
Balance - end of period	$56	$84,153

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
Components of the income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2023	2022
Current:
Federal	$—	$101
State	45	2
Foreign	—	—
Total current expense	45	103
Deferred:
Federal	—	—
State	104	(125)
Foreign	—	—
Total deferred expense (benefit)	104	(125)
Income tax expense (benefit)	$149	$(22)
The components of income (loss) before income taxes are as follows (in thousands):

	Years ended December 31,
	2023	2022
United States	$25,315	$(42,242)
Foreign	(453)	(85)
Income (loss) before income taxes	$24,862	$(42,327)
The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% respectively, to income (loss) before income tax for the reasons set forth below:

	Years ended December 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.5	0.2
Non-U.S. income taxed at different rates	0.3	(0.1)
Tax benefit related to stock-based awards	0.7	(0.4)
Change in valuation allowance	(20.9)	(21.8)
Permanent differences related to CARES Act	(3.6)	—
Other	2.6	1.2
Effective income tax rate	0.6%	0.1%
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The component of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$45,314	$41,453
Intangible assets	3,501	4,066
Tax credit carryforwards	3,923	4,011
Goodwill	4,513	4,920
Property and equipment	3,314	3,644
Lease liability	2,507	2,634
Inventory valuation reserves	1,359	2,033
Allowance for doubtful accounts	1,196	1,180
Accrued liabilities	383	320
Accrued compensation	485	491
Equity compensation	132	536
Interest limitation	137	1,616
Other	24	230
Total gross deferred tax assets	66,788	67,134
Valuation allowance	(59,066)	(64,960)
Total deferred tax assets, net	7,722	2,174
Deferred tax liabilities:
ROU asset	(1,203)	(1,377)
Contract asset	(5,813)	—
Prepaid insurance and other	(406)	(393)
Total gross deferred tax liabilities	(7,422)	(1,770)
Net deferred tax assets	$300	$404
As of December 31, 2023, the Company had U.S. net operating loss carryforwards (“NOLs”) of $192.9 million, including $46.4 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $146.5 million that has an indefinite carryforward period which can offset 80% of taxable income per year. Additionally, the Company has an estimated $94.2 million in certain state NOL carryforwards, $0.2 million in Section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards. As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount, of $3.5 million plus an uplift of $24.5 million. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. The Company’s use of new NOLs arising after the date of the ownership change would not be impacted by the Section 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that $31.3 million of the state NOL carryforwards (subject to additional state-by-state analysis) and $3.8 million of the tax credit carryforwards will expire unutilized. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.
The Company’s cumulative losses (before permanent items) of $48.0 million in the recent three years ended December 31, 2023 are negative evidence that it will not likely generate sufficient future income to utilize its deferred tax assets. Therefore, the Company believes that it is not more likely than not that it will realize its deferred tax assets in all taxing jurisdictions with the exception of a portion related to the states of Louisiana and Texas. Therefore, the Company recorded a valuation allowance for the years ended December 31, 2023 and December 31, 2022 to reflect the estimated amount of deferred tax asset realizability. The change in valuation allowance was $5.2 million and $9.2 million during the years ended December 31, 2023 and 2022, respectively.
The Company does not have documented plans to reinvest the unremitted earnings of its non-U.S. subsidiaries. As of December 31, 2023 and 2022, the Company had approximately $6.3 million and $6.4 million, respectively, in unremitted earnings from its foreign jurisdictions. As a result of the 2017 Tax Act these earnings have been previously taxed in the U.S. although they have not been repatriated. However, certain withholding taxes may need to be paid upon repatriation depending

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on the US treaty with the applicable country. Because all of the Company’s foreign earnings have been previously taxed, the requirement to record a deferred tax liability on such unremitted earnings is not applicable.
The Company has performed an analysis of its tax positions for the years ended December 31, 2023 and 2022, concluding all tax positions taken were highly certain. As of December 31, 2023, the Company is not under examination in any federal/national jurisdictions. However, the 2016 and 2017 report years with respect to research and development credits are under review by the Texas Comptroller’s office. The tax returns for the years ended 2020 through 2022 remain subject to examination in the US, and the tax returns for the years ended 2019 through 2022 remain subject to examination in various state jurisdictions.
Note 12 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as disclosed below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
On May 23, 2023, the Company entered into an agreement with John Chisholm (a former CEO of the Company) to resolve a claim made by Mr. Chisholm in arbitration for payment of outstanding severance and claims made by the Company against Mr. Chisholm. The settlement resulted in the reversal of $2.3 million of accrued severance costs during the twelve months ended December 31, 2023 and is included as a reduction to severance costs in our consolidated statements of operations. In connection with the matter related to Mr. Chisholm, the Company commenced arbitration and other legal proceedings against Casey Doherty/ Doherty & Doherty LLP (Flotek’s former outside general counsel) and Moss Adams LLP and its predecessor, Hein & Associates LLP (Flotek’s former independent public audit firm) to recover damages. During June 2023, the Company entered into a settlement with Moss Adams LLP and its predecessor, Hein & Associates LLP. During October 2023, the Company entered into a settlement with Mr. Casey Doherty and Doherty & Doherty LLP. As a result of the various settlements during 2023, the Company considers this matter closed.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable, and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in major U.S. financial institutions and balances often exceed insurable amounts.
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
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2022. The Company adjusted the number of outstanding shares of common stock and treasury stock on the consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split. Where we disclose the number of shares of common stock within the footnotes to the consolidated financial statements we have presented both the pre-Reverse Stock Split and post-Reverse Stock Split amount as denoted.
Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split for each period presented.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversion of Convertible Notes Payable
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, excluding those held by ProFrac Holdings, LLC, were converted on a pre-Reverse Stock Split basis, upon maturity, into 10,335,840 shares of common stock at a price of $0.8705 per share (1,722,640 shares of the Company’s common stock on a post-Reverse Stock Split basis). The Convertible Notes Payable converted into common stock had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million, that was recorded as additional paid-in-capital upon conversion.
The Convertible Notes Payable held by ProFrac Holding, LLC pursuant to the PIPE transaction had a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share. The February 2023 Warrants met the criteria for equity accounting and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Convertible Notes Payable held by ProFrac Holding, LLC were exercised and the Company issued, on a pre-Reverse Stock Split basis, 12,683,280 shares of the Company’s common stock (2,113,880 shares of the Company’s common stock on a post-Reverse Stock Split basis).
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, remeasured to a fair value of $15.1 million upon maturity, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share. The February 2023 Warrants met the criteria for equity accounting and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were exercised and the Company issued on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (10,582,821 shares of common stock on a post-Reverse Stock Split basis). The Contract Consideration Convertible Notes Payable converted into common stock, remeasured to a fair value of $40.6 million upon maturity, were recorded as additional paid-in-capital as of December 31, 2023.
Pre-Funded Warrants
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for Pre-Funded Warrants of the Company, representing a 20% premium to the 30-day volume average price of the Company’s common stock at the close of business on the day prior to the date of the issuance of the Prefunded Warrants. The PreFunded Warrants were recorded in equity at their fair value of $11.1 million, estimated using a Black-Scholes Option Pricing model, less $1.2 million of transaction costs paid. The remaining cash received of $8.4 million was recognized as an equity contribution. The Prefunded Warrants permit ProFrac Holdings II, LLC to purchase on a pre-Reverse Stock Split basis 13,104,839 shares of common stock of the Company (2,184,140 shares of the Company’s common stock on a post-Reverse Stock Split basis) at an exercise price equal to $0.0001 per share. The Prefunded Warrants, net of transaction fees of $1.1 million, and the equity contribution of $8.4 million from ProFrac Holdings, II, LLC are included in additional paid-in capital.
The key inputs into the Black-Scholes Option Pricing Model used to estimate the fair value of the Pre-Funded Warrants as of the issuance on June 21, 2022 were as follows:

Risk-free interest rate	3.21%
Expected volatility	90.0%
Term until liquidation (years)	2.00
Stock price (pre-Reverse Stock Split)	$1.11
Strike price (exercise fee)	$4.5 million

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ProFrac Holdings II, LLC and its affiliates may not receive any voting or consent rights in respect of the Prefunded Warrants or the underlying shares unless and until (i) the Company has obtained approval from a majority of its shareholders excluding ProFrac Holdings II, LLC and its affiliates and (ii) ProFrac Holdings II, LLC has paid an additional $4.5 million to the Company; provided, however, that ProFrac Holdings II may exercise the Prefunded Warrants immediately prior to the sale of the shares of common stock subject to such exercise to a non-affiliate of ProFrac Holdings II. The Company obtained approval from a majority of its shareholders excluding ProFrac Holdings II, LLC and its affiliates, with respect to the exercise of the PreFunded Warrants in connection with a special meeting of shareholders held on September 5, 2023. As of December 31, 2023, the PreFunded Warrants have not been exercised. The additional $4.5 million will be accounted for as an equity contribution if received.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2023 and 2022, the Company withheld 42,000 shares and 19,133 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees under the 2018 long-term incentive plan that were forfeited were 20,000 and 6,591 during the years ended December 31, 2023 and 2022, respectively, are accounted for as treasury stock. During the years ended December 31, 2023 and 2022, forfeited stock awards returned to treasury stock were 66,000 shares and 5,009 shares, respectively.
Note 14 — Stock-Based Compensation and Other Benefit Plans
Stock-Based Incentive Plans
Stockholders approved an increase in shares during its 2023 Annual meeting to long-term incentive plans created in 2018 (the “2018 Plan”) under which the Company may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards.
The maximum number of shares that may be issued under long-term incentive plans created in 2020 and 2019 (the “2020 Plan” and “2019 Plan,” respectively) and 2018 Plan are 0.5 million, 0.2 million, and 1.9 million, respectively. At December 31, 2023 and 2022, the Company had an aggregate of 0.6 million and 0.7 million shares remaining, respectively, to be granted under the 2020 Plan, 2019 Plan and 2018 Plan.
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During the year ended December 31, 2023, 0.1 million market-based stock options and 0.1 million performance-based stock options were granted compared to none during the year ended December 31, 2022. The market-based and performance-based options are restricted until criteria defined in the stock option agreements are met.
Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest. During the year ended December 31, 2023 no stock options vested compared to 0.1 million for the year ended December 31, 2022. The total fair value of the stock options that vested was $0.3 million for the year ended December 31, 2022.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity for the years ended December 31, 2023 and 2022, are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding as of December 31, 2021	713,650
Granted	—	$—	$—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(20,000)	4.32	0.60
Outstanding as of December 31, 2022	693,650
Granted	190,728	3.42	2.57
Exercised	—	—	—
Forfeited	(457,815)	7.10	7.28
Expired	(130,000)	$7.97	$5.94
Outstanding as of December 31, 2023	296,563

Vested or expected to vest at December 31, 2023	252,891
The below table shows the aggregate intrinsic value and weighted average remaining contractual term of share options outstanding, currently exercisable and vested or expected to vest.

	Share Options Outstanding	Share Options Currently Exercisable	Share Options Vested or Expected to Vest
Number	296,563	10,000	252,891
Weighted-average exercise price	$4.42	$4.32	$4.56
Aggregate intrinsic value ($000’s)	95	—	78
Weighted-average remaining contractual term in years	8.7	1.59	8.55
The following table sets forth significant assumptions used in the Monte Carlo model for performance-based options to determine the fair value of the options awarded in June 2023 at the date of grant for the year ended December 31, 2023.

June 7, 2023 Awards
Risk-free interest rate	3.79%
Expected volatility of common stock	110.00%
Expected life of options in years	10.0
Dividend yield	—%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant assumptions used in the Black-Scholes model for market-based options to determine the fair value of the options awarded in December 2023 at the date of grant for the year ended December 31, 2023.

December 5, 2023 Awards
Risk-free interest rate	4.13%
Expected volatility of common stock	90.60%
Expected life of options in years	6.5
Dividend yield	—%
At December 31, 2023 and 2022, the unrecognized compensation cost related to stock options was $0.6 million and $2.1 million, respectively.
There were no options granted during the year ended December 31, 2022.
Restricted Stock
The Company grants employees and directors either time-vesting or market-based restricted shares in accordance with terms specified in the Restricted Stock Agreements. During the years ended December 31, 2023 and 2022, all of the restricted stock granted were time-vesting restricted shares. Grantees of restricted shares retain voting rights for the granted shares.
•Time-vesting restricted shares vest after a stipulated period has elapsed after the date of grant, generally three years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately.
•Market-based restricted shares are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.
Restricted stock share activity for the years ended December 31, 2023 and 2022, are as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at December 31, 2021	294,485	$9.86
Granted	256,746	7.89
Vested	(161,292)	10.60
Forfeited	(5,405)	10.16
Non-vested at December 31, 2022	384,534	8.23
Granted	146,204	4.52
Vested	(186,058)	7.81
Forfeited	(95,667)	9.25
Non-vested at December 31, 2023	249,013	$5.97
The total fair value of restricted stock that vested during the years ended December 31, 2023 and 2022 was $0.9 million and $1.3 million, respectively. The grant-date fair value is the market price of the shares on the date of grant.
At December 31, 2023 and 2022, unrecognized compensation expense related to non-vested restricted stock was $0.9 million and $2.0 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company grants time-vesting restricted share units in accordance with terms specified in the Restricted Stock Unit Agreements. Restricted stock units activity for the years ended December 31, 2023 and 2022, are as follows:

Restricted Stock Units	Units	Weighted- Average Fair Value at Date of Grant
RSUs at December 31, 2021	128,348	$11.45
Vested	(19,000)	11.58
Forfeited	(6,867)	11.52
RSUs at December 31, 2022	102,481	11.42
Granted	230,816	3.82
Vested	(82,730)	10.64
Forfeited	(38,000)	11.58
RSUs at December 31, 2023	212,567	$3.44
The total fair value of restricted stock that vested during the years ended December 31, 2023 and 2022 was $0.5 million and $0.1 million, respectively. The grant-date fair value is the market price of the shares on the date of grant.
At December 31, 2023 and 2022, unrecognized compensation expense related to restricted stock units was $0.7 million and $0.4 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.7 years. RSUs outstanding at December 31, 2023 consist of only time-vesting awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders in 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation. In addition, for each calendar year, an employee may not be granted purchase rights valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense and was $14 thousand and $10 thousand for the years ended December 31, 2023 and 2022, respectively. The total fair value of the shares purchased under the plan during each of the years ended December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively. The employee payment associated with participation in the plan occurs through payroll deductions.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company’s ESPP was $(0.3) million and $3.3 million during the years ended December 31, 2023 and 2022, respectively. Stock based compensation expense for the year ended December 31, 2023 included an adjustment for actual forfeitures of $1.6 million that reduced the total stock-compensation expense.
During 2023, the Company settled vested equity awards of a terminated officer through a cash payment. The cash payment was made to the employee in lieu of the equity awards, which were previously granted and vested. The settlement amount was determined based on the fair value of the equity awards at the time of termination. The Company used the Black-Scholes Model to value the vested equity awards. This transaction resulted in a reduction of the Company's equity awards liability and a corresponding outflow of cash for $617 thousand.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key inputs to the Black-Scholes Model used to estimate the fair value of the vested equity awards, as of the date of the termination were as follows:

January 19, 2023
Risk-free interest rate	3.79%
Expected volatility of common stock	90.00%
Expected life of options in years	6.92
Stock price (pre-Reverse Stock Split basis)	$1.37
Strike Price	$1.93
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. The Company currently matches contributions at 100% of up to 2% of an employee’s compensation.
During the years ended December 31, 2023 and 2022, compensation expense included $0.3 million and $0.3 million, respectively, related to the Company’s 401(k) match.
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
The calculation of the basic and diluted earnings (loss) per share for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2023	2022
Numerator:
Net income (loss) for basic earnings per share	$24,713	$(42,305)
Adjustments to net income (loss) available to shareholders for diluted earnings
Paid-in-Kind interest expense on convertible notes payable and contract consideration convertible notes payable, net of tax	2,284	—
Valuation gain on convertible notes carried at fair value, net of tax	(29,969)	—
Net loss for fully dilutive earnings per share	$(2,972)	$(42,305)

Denominator:
Basic weighted average shares outstanding	24,830	12,404
Dilutive effect of convertible notes payable	3,547	—
Diluted weighted average shares outstanding	28,377	12,404

Basic earnings (loss) per share	$1.00	$(3.41)
Diluted loss per share	$(0.10)	$(3.41)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2023, weighted average shares for employee stock awards and weighted average shares for the Pre-Funded Warrants were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the adjusted net loss incurred during the period.
For the year ended December 31, 2022, paid-in-kind interest expense, net of tax, on Convertible Notes Payable and the change in fair value related to the Contract Consideration Convertible Notes Payable, net of tax, were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the period. For the year ended December 31, 2022 weighted average shares for convertible notes payable, weighted average shares for stock warrants and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the period.
The table below summarizes net income items that were excluded from the numerator for the diluted earnings calculation and shares that were excluded from the denominator for the diluted earnings calculation due to their anti-dilutive effects on earnings (loss) per share (in thousands):

	Year ended December 31,
	2023	2022
Anti-dilutive adjustment to net income available to shareholders excluded from numerator for diluted earnings computation
Paid-in-Kind interest expense on convertible notes payable and contract consideration convertible notes payable, net of tax	$—	$5,956
Valuation gain on convertible notes carried at fair value, net of tax	—	(75)
Total numerator adjustment excluded from diluted earnings computation	$—	$5,881

Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for convertible notes payable and contract consideration convertible notes payable	—	9,108
Average number of diluted shares for stock warrants	1,251	802
Average number of diluted shares for stock options and restricted stock	94	128
Total incremental shares excluded from denominator for diluted earnings computation	1,345	10,038
Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2023	2022
Supplemental cash payment information:
Interest paid	$434	$45

Supplemental non-cash financing and investing activities:
Conversion of convertible notes payable to common stock	$8,996	$3,038
Conversion of convertible notes payable to February 2023 Warrants	11,040	—
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	15,092	—
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	40,638	—
Transfer from fixed assets to inventory	15	—
Issuance of convertible notes payable as consideration for ProFrac Agreements	—	79,460

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest for the year ended December 31, 2023 includes $0.4 million in interest paid related to the ABL, which was entered into during the third quarter of 2023. Interest for the year ended December 31, 2022 was related to interest payments on capitalized leases.
Note 17 — Related Party Transaction
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 9, “Debt and Convertible Notes Payable”). Under the Initial ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services, LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year.
On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”). The Initial ProFrac Agreement was amended to (a) increase ProFrac Services, LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services, LLC’s requirements and a baseline measured by ProFrac Services, LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.
On February 2, 2023, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”). The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The ProFrac Agreement was amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac Services, LLC customers.
The current measurement period for Contract Shortfall Fees is June 1, 2023 through December 31, 2023. The minimum purchase requirements were not met during the current measurement period, and as a result, related party revenues for the year ended December 31, 2023 and related party receivables as of December 31, 2023 include $20.1 million of Contract Shortfall Fees, of which 10.0 was collected through March 11, 2024 with the remainder due on or before April 8, 2024.
During the years ended December 31, 2023 and 2022, the Company’s revenues from ProFrac Services, LLC were $121.5 million and $80.4 million, respectively. For the years ended December 31, 2023 and 2022, these revenues were net of amortization of contract assets of $5.0 million and $3.4 million, respectively. Cost of sales attributable to these revenues were $99.3 million and $84.5 million, respectively, for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022 our accounts receivable from ProFrac Services, LLC was $34.6 million and $22.7 million, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
Also during 2023 and 2022, we entered into the following related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC:
•PIPE Transaction (see Note 9, “Debt and Convertible Notes Payable”)
•Conversion of Contract Consideration Notes Payable (see Note 9, “Debt and Convertible Notes Payable”)
•Exercise of February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”)
•PreFunded Warrants (see Note 13, “Stockholders’ Equity)
As a result of the above related party transactions, ProFrac Holdings, LLC or its affiliates owns approximately 51% of the Company’s common stock as of December 31, 2023.
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest and amortization of issuance costs of $90 thousand, were converted into 2,793,030 shares (pre-Reverse Stock Split) of the Company’s common stock.
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. As of April 15, 2022 Mr. Brown stepped down from being a Director of the Company and Confluence is no longer be considered a related party as of April 15,

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022. The Company’s revenues and related cost of sales for product sales to Confluence were $1.4 million and $1.4 million, respectively, through April 15, 2022.
Note 18 — Business Segment, Geographic and Major Customer and Supplier Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and assess performance. The operations of the Company are categorized into the following reportable segments:
Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout the life cycle of their wells, helping customers improve their sustainability and operational goals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2023
Revenue from external customers
Products	$56,721	$5,275	$—	$61,996
Services	2,295	2,227	—	4,522
Total revenue from external customers	59,016	7,502	—	66,518
Revenue from related party
Products	120,698	2	—	120,700
Services	205	635	—	840
Total revenue from related parties	120,903	637	—	121,540
Gross profit	20,345	3,918	—	24,263
Change in fair value of contract consideration convertible notes	(29,969)	—	—	(29,969)
Income (loss) from operations	39,043	(53)	(15,767)	23,223
Paid-in-kind interest on contract consideration convertible notes payable	2,129	—	—	2,129
Paid-in-kind interest on convertible notes payable	—	—	238	238
Interest on ABL	—	—	453	453
Other interest	—	—	37	37
Depreciation	613	95	26	734
Additions to long-lived assets	180	466	435	1,081
Income tax expense	—	—	(149)	(149)

2022
Revenue from external customers
Product	$47,004	$3,903	$—	$50,907
Service	1,956	1,481	—	3,437
Total revenue from external customers	48,960	5,384	—	54,344
Revenue from related party
Product	81,614	—	—	81,614
Service	4	130	—	134
Total revenue from related parties	81,618	130	—	81,748
Gross profit (loss)	(7,317)	617	—	(6,700)
Change in fair value of contract consideration convertible notes	(75)	—	—	(75)
Loss from operations	(14,729)	(2,877)	(17,815)	(35,421)
Paid-in-kind interest on contract consideration convertible notes payable	4,185	—	—	4,185
Paid-in-kind interest on convertible notes payable	—	—	1,771	1,771
Accrued issuance costs on convertible notes payable	—	—	912	912
Depreciation	668	63	3	734
Additions to long-lived assets	56	134	231	421
Income tax benefit	—	—	22	22

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	December 31,
	2023	2022
Chemistry Technologies	$138,559	$146,542
Data Analytics	6,604	5,645
Corporate and Other	12,350	12,623
Total assets	$157,513	$164,810
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the years ended December 31, 2023 and 2022, no individual countries other than the U.S accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2023	2022
U.S. (1)	$180,300	$124,399
UAE	6,549	9,257
Other countries	1,209	2,436
Total revenue	$188,058	$136,092
(1) Includes revenue from related parties of $121,540 and $81,748, respectively.
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Year ended December 31, 2023
Customer A (related party - ProFrac Services, LLC)	$121,540	64.6%

Year ended December 31, 2022
Customer A (related party - ProFrac Services, LLC)	$80,359	59.0%
Customer B	$14,395	10.6%

The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

	Expenditure	% of Total Expenditure
Year ended December 31, 2023
Supplier A	$42,684	30.1%
Supplier B	28,222	19.9%
Supplier C	16,447	11.6%

Year ended December 31, 2022
Supplier A	$25,057	27.7%
Supplier B	15,302	16.9%
Supplier C	15,255	16.8%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 — Subsequent Events
We have evaluated the effects of events that have occurred subsequent to December 31, 2023, and there have been no material events that would require recognition in the 2023 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting disclosure controls and processes were effective as of December 31, 2023.
Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Management’s Annual Report on Internal Control over Financial Reporting for the year ended December 31, 2022, as well as in our Quarterly Reports on Form 10-Q for each interim period through the third quarter of the year ended December 31, 2023, we did not maintain effective internal control over financial reporting because of the material weakness described below:
Specifically, (i) the Company did not have sufficient resources in place throughout the reporting period with the appropriate training and knowledge of internal control over financial reporting in order to establish the Company’s financial reporting processes to design, implement and operate an effective system of internal control over financial reporting; (ii) the Company did not conduct an adequate continuous risk assessment over financial reporting to identify and analyze risks of financial misstatement due to error and/or fraud and to identify and assess necessary changes in financial reporting processes and internal controls impacted by significant changes in the business and increase in transactions; and (iii) the Company did not have an effective information and communication process that ensured appropriate and accurate information was available to financial reporting personnel on a timely basis in order that they could fulfill their roles and responsibilities.
Accordingly, the Company did not establish appropriate control activities through policies and procedures to mitigate risk to the achievement of the Company’s financial reporting objectives, as follows:
a.The Company did not design effective controls over the identification and subsequent accounting for modifications to lease agreements.
b.The Company did not design effective controls over the accuracy of prepaid asset accounts.
c.The Company did not design effective controls over the completeness and accuracy of the related party revenue accrual at period end to ensure all sales were properly accounted for.
During the year ended December 31, 2023, the Company implemented remediation plans to address the design and operating effectiveness of control deficiencies that led to the material weakness described above. Management’s plan of remediation included ensuring sufficient and appropriate resources in the Company’s finance and accounting department, specifically as it relates to the month end review of related party revenue accruals and enhancing required training specific to internal control over financial reporting and revenue recognition. Management has enhanced its financial control risk assessment process, which continuously considers process changes as well as changes in the business or nature of transactions, to identify and assess risks of financial misstatement due to error and/or fraud and the internal controls impact.
Management has enhanced the information and communication processes to ensure the organization communicates information internally in a timely manner to ensure appropriate and accurate information is available to financial reporting personnel on a timely basis in order that they can fulfill their roles and responsibilities. Changes that enhance the information and communication processes included:
a.Participation by accounting and finance personnel in weekly leadership meetings that include the Company’s Executive Committee and leadership from all functions where updates are provided at the Corporate and divisional level to ensure the accounting and finance group is aware of transactions and other events that my impact the consolidated financial statements. The weekly leadership meeting includes the identification of any new or modified leases as part of the standing agenda.
b.Enhanced controls related to the month end close whereby all departments responsible for closing revenue including Accounting, Client Fulfillment and Supply Chain participate in daily touchpoints that allow for discussion on any questions or scenarios to ensure that revenue is closed completely and accurately and is properly supported.
c.Enhanced the quarterly internal representation process to ensure new or modifications to existing leases are identified and communicated.
d.Implemented a quarterly review control to validate the accuracy of the balance of prepaid assets at each reporting date.
After testing the design and implementation and operating effectiveness of the enhanced or new controls described above, management concluded that the material weakness described above was remediated as of December 31, 2023. We will continue to monitor execution of our controls to ensure the effectiveness of those controls and make enhancements as necessary. Additionally, we will continue to train new and key personnel on our standard processes and systems as required.
Changes in Internal Control over Financial Reporting
Except as described above under “Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting,” there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
Trading Arrangements.
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

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

3.5		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on November 8, 2023).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Description of Capital Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 31, 2022).
4.3		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.4		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.5		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.6		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1	†	Employment Agreement, dated June 6, 2023, between the Company and Ryan Ezell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2023).
10.2	†	Employment Agreement dated December 19, 2022 between Flotek Industries, Inc. and Bond Clement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2022)
10.3	†	Amendment to Employment Agreement , dated April 13, 2023, between the Company and Harsha V. Agadi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2023).
10.4	†	Employment Agreement, dated January 19, 2023, between the Company and Harsha Agadi (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2023).
10.5	†	Director and Officer Indemnification Agreement dated May 5, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 11, 2023).
10.6
First Amendment to Revolving Loan and Security Agreement dated as of October 5, 2023, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2023).

10.7
Revolving Loan and Security Agreement dated as of August 14, 2023, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2023).

10.8
Amendment No.2 to the Chemical Supply Agreement dated February 1, 2023 between Flotek Chemistry, LLC and ProFrac Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2023).

10.9	††
 Securities Purchase Agreement between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2022).

10.10	***
Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2022).

10.11
Registration Rights Agreement, by and between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2022).

10.12
Amendment No. 1 to Registration Rights Agreement Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2022).

10.13	††
Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2022)

10.14
Master Transaction Agreement between Flotek Industries, Inc. and ProFrac Holdings, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 4, 2022).

10.15	***
Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2022).

10.16
Cooperation Agreement, dated as of March 19, 2019, by and among the Company and BLR Partners LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2019)

10.17	†	Form of Stock Option Award Grant Notice and Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2023).
10.18	†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 8, 2023).
10.19	†	2023 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 8, 2023).
10.20	†	Flotek Industries, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2023).
10.21	†	Stock Option Agreement, dated June 7, 2023, between the Company and Bond Clement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 8, 2023).
10.22	†
Stand-Alone Restricted Stock Unit Award Agreement, dated January 19, 2023, between the Company and Harsha Agadi (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2023).

10.23	†	2018 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2023).
10.24	†	Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on June 17, 2020)
10.25	†
Form of Stock Option Grant Notice and Stock Option Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed on June 17, 2020)

10.26	†
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on June 17, 2020)

10.27	†	Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2019)
10.28	†
Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.29	††
Note Purchase Agreement, dated February 2, 2022, by and among Flotek Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2022)

10.3	†	Separation Agreement and General Release, dated April 13, 2023, between the Company and James Silas (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 11, 2023).
10.31	†
Amendment No. 1 to Employment Agreement, dated October 18, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2019)

10.32	†	Guaranty, dated May 8, 2019, by John W. Chisholm in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2019)
10.33	†
Termination and Release Agreement, dated as of May 20, 2019, by and among the Company, John W. Chisholm, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.34	†	Employment Agreement, dated effective as of April 1, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)

10.35	†
Stand-Alone Cash-Settled Restricted Stock Unit Agreement, dated as of May 20, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.36	†
Restricted Stock Agreement, dated as of May 24, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.37	†	Separation Agreement and General Release, dated January 19, 2023, between the Company and John Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K file on January 19, 2023).
10.38	†	Purchase Agreement, dated January 10, 2020, between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 13, 2020).
10.39	†
Employment Agreement, dated effective as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2019)

10.40	†
Stand-Alone Restricted Stock Unit Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2019)

10.41	†
Stand-Alone Time-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 27, 2019)

10.42	†
Stand-Alone Performance-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 27, 2019)

10.43	†	Employment Agreement between Flotek Industries, Inc. and Seham S. Carson effective as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2022)
10.44	†
Separation and Release Agreement between Michael E. Borton and Flotek Industries, Inc. dated July 4, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed of August 11, 2022)

10.45	†	Employment Agreement dated October 15, 2021, between the Company and Michael Borton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on October 20, 2021.)
10.46	†*	Employment Agreement dated January 30, 2024, between the Company and Amy Blakeway.
21.1	*	List of Subsidiaries
23.1	*	Consent of KPMG LLP
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	*	Section 1350 Certification of Principal Executive Officer.
32.2	*	Section 1350 Certification of Principal Financial Officer.
97	*	Flotek Industries, Inc. Clawback Policy
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Certain identified information has been excluded from this exhibit because it is not material and is the type of information that the Company customarily and actually treats as private and confidential. Redacted information is indicated by [***]
†		Management contracts or compensatory plans or agreements.
††		Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer
Date: March 15, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Ezell and Bond Clement, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ryan Ezell Ryan Ezell	Chief Executive Officer	March 15, 2024
/s/ Bond Clement Bond Clement	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024
/s/ Harsha V. Agadi Harsha V. Agadi	Chairman of the Board	March 15, 2024
/s/ Evan Farber Evan Farber	Director	March 15, 2024
/s/ Michael Fucci Michael Fucci	Director	March 15, 2024
/s/ Lisa Mayr Lisa Mayr	Director	March 15, 2024
/s/ David Nierenberg David Nierenberg	Director	March 15, 2024
/s/ Matt D. Wilks Matt D. Wilks	Director	March 15, 2024