Form 10-Q
period 2024-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2024-05-09
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At May 6, 2024, there were 29,656,821 outstanding shares of the registrant’s common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise requires, the terms “Flotek,” the "Company," "we," "us" and "our" refer to Flotek Industries, Inc. and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q, and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report” or “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2023 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,219	$5,851
Restricted cash	100	102
Accounts receivable, net of allowance for credit losses of $374 and $745 at March 31, 2024 and December 31, 2023, respectively	10,718	13,687
Accounts receivable, related party, net of allowance for credit losses of $0 at each of March 31, 2024 and December 31, 2023	38,655	34,569
Inventories, net	13,871	12,838
Other current assets	2,686	3,564
Current contract assets	7,019	5,836
Total current assets	78,268	76,447
Long-term contract assets	66,369	68,820
Property and equipment, net	5,061	5,129
Operating lease right-of-use assets	4,336	5,030
Deferred tax assets, net	91	300
Other long-term assets	1,725	1,787
TOTAL ASSETS	$155,850	$157,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,952	$31,705
Accrued liabilities	3,365	5,890
Income taxes payable	78	45
Current portion of operating lease liabilities	2,083	2,449
Current portion of finance lease liabilities	13	22
Asset-based loan	3,111	7,492
Current portion of long-term debt	179	179
Total current liabilities	44,781	47,782
Deferred revenue, long-term	35	35
Long-term operating lease liabilities	7,121	7,676
Long-term debt	15	60
TOTAL LIABILITIES	51,952	55,553
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,772,837 shares issued and 29,661,130 shares outstanding at March 31, 2024; 30,772,837 shares issued and 29,664,130 shares outstanding at December 31, 2023 (As adjusted, see Note 13)	3	3
Additional paid-in capital (As adjusted, see Note 13)	463,484	463,140
Accumulated other comprehensive income	169	127
Accumulated deficit	(325,244)	(326,806)
Treasury stock, at cost; 1,111,707 and 1,108,707 shares at March 31, 2024 and December 31, 2023, respectively (As adjusted, see Note 13)	(34,514)	(34,504)
Total stockholders’ equity	103,898	101,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,850	$157,513
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Revenue:
Revenue from external customers	$13,180	$11,652
Revenue from related party	27,194	36,355
Total revenues	40,374	48,007
Cost of sales	31,553	46,127
Gross profit	8,821	1,880
Operating costs and expenses:
Selling, general, and administrative	6,084	6,451
Depreciation	220	176
Research and development	406	614
Severance costs	3	2,223
Gain in fair value of Contract Consideration Convertible Notes Payable	—	(26,095)
Total operating costs and expenses	6,713	(16,631)
Income from operations	2,108	18,511
Other income (expense):
Paycheck protection plan loan forgiveness	—	4,522
Interest expense	(278)	(1,672)
Other expense, net	(26)	(9)
Total other income (expense)	(304)	2,841
Income before income taxes	1,804	21,352
Income tax expense	(242)	(9)
Net income	$1,562	$21,343

Income (loss) per common share (As adjusted, see Note 14):
Basic	$0.05	$1.30
Diluted	$0.05	$(0.12)

Weighted average common shares (As adjusted, see Note 14):
Weighted average common shares used in computing basic income (loss) per common share	29,431	16,468
Weighted average common shares used in computing diluted income (loss) per common share	30,316	26,462

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2024	2023
Net income	$1,562	$21,343
Other comprehensive income:
Foreign currency translation adjustment	42	(21)
Comprehensive income	$1,604	$21,322

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,562	$21,343
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(26)	(359)
Change in fair value of Contract Consideration Convertible Notes Payable	—	(26,095)
Amortization of convertible note issuance cost	—	83
Paid-in-kind interest expense	—	1,571
Amortization of contract assets	1,267	1,251
Depreciation	220	176
Amortization of asset-based loan origination costs	85	—
Provision for credit losses, net of recoveries	32	23
Provision for excess and obsolete inventory	285	258
Lease expense	694	977
Stock compensation expense	311	(1,112)
Deferred income tax expense (benefit)	209	(6)
Paycheck protection plan loan forgiveness	—	(4,522)
Changes in current assets and liabilities:
Accounts receivable	2,937	3,504
Accounts receivable, related party	(4,086)	(3,546)
Inventories	(1,318)	(441)
Other assets	856	(470)
Accounts payable	4,246	8,554
Accrued liabilities	(2,499)	1,236
Operating lease liabilities	(921)	(1,190)
Income taxes payable	33	(87)
Interest payable	—	(8)
Net cash provided by operating activities	3,887	1,140
Cash flows from investing activities:
Capital expenditures	(152)	(157)
Net cash used in investing activities	(152)	(157)
Cash flows from financing activities:
Payment for forfeited stock options	—	(617)
Payments on long term debt	(45)	(15)
Proceeds from asset-based loan	38,800	—
Payments on asset-based loan	(43,181)	—
Payments to tax authorities for shares withheld from employees	(9)	(200)
Proceeds from issuance of stock	33	20
Payments for finance leases	(9)	(6)
Net cash used in financing activities	(4,411)	(818)
Effect of changes in exchange rates on cash and cash equivalents	42	(21)
Net change in cash and cash equivalents and restricted cash	(634)	144
Cash and cash equivalents at the beginning of period	5,851	12,290
Restricted cash at the beginning of period	102	100
Cash and cash equivalents and restricted cash at beginning of period	5,953	12,390
Cash and cash equivalents at end of period	5,219	12,433
Restricted cash at the end of period	100	101
Cash and cash equivalents and restricted cash at end of period	$5,319	$12,534
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three months ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	1,562	1,562
Foreign currency translation adjustment	—	—	—	—	—	42	—	42
Stock issued under employee stock purchase plan	—	—	(10)	—	33	—	—	33
Restricted stock forfeited	—	—	11	—	—	—	—	—
Stock compensation expense	—	—	—	—	311	—	—	311
Shares withheld to cover taxes	—	—	2	(10)	—	—	—	(10)
Balance, March 31, 2024	30,773	$3	1,112	$(34,514)	$463,484	$169	$(325,244)	$103,898

Three months ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	21,343	21,343
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Stock issued under employee stock purchase plan	—	—	(4)	—	20	—	—	20
Restricted stock granted	2	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	28	—	—	—	—	—
Restricted stock units vested	64	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—		—	(1,112)	—	—	(1,112)
Shares withheld to cover taxes	—	—	29	(200)	—	—	—	(200)
Issuance of stock warrants, net of transaction fee	—	—	—	—	15,092	—	—	15,092
Equity contribution	—	—	—	—	11,040	—	—	11,040
Conversion of notes to common stock	1,723	1	—	—	8,996	—	—	8,997
Balance, March 31, 2023	15,768	$2	1,074	$(34,451)	$421,603	$160	$(330,176)	$57,138
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
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes green specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
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
Sources and Uses of Liquidity
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable”) and other liquid assets. The Company recognized $8.8 million and $1.6 million of gross profit and net income, respectively, during the three months ended March 31, 2024. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). Related party revenues for the three months ended March 31, 2024 included Contract Shortfall Fees of $8.7 million. Related party receivables as of March 31, 2024 included accrued Contract Shortfall Fees of $13.7 million comprised of the remaining 2023 Contract Shortfall Fees payment of $5.0 million, which was collected in April 2024, and $8.7 million of accrued 2024 Contract Shortfall Fees, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.
Based upon our outlook for future cash flows from operations, which includes the collection of the Contract Shortfall Fees, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. While the Company cannot guarantee a sufficient level of cash flows in the future, the unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, in the opinion of management, necessary for the fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the audited consolidated financial statements and notes included in the Company’s 2023 Annual Report. A copy of the 2023 Annual Report is available on the SEC’s website, www.sec.gov or on the Company’s website, www.flotekind.com. The information contained on the SEC’s website and the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash was $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.

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
Changes in the allowance for credit losses are as follows (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of year	$745	$623
Charges to provision for credit losses, net of recoveries	32	138
Write-offs	(405)	(16)
Balance, end of period	$372	$745
As of March 31, 2024 and December 31, 2023 the Company had not recorded an allowance for credit losses for the related party accounts receivable, including ProFrac Services, LLC (see Note 16, “Related Party Transactions”).
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 9, “Debt and Convertible Notes Payable”) and other incremental costs related to obtaining the ProFrac Agreement (see Note 16, “Related Party Transactions”). The contract assets are amortized over the term of the ProFrac Agreement (originally 10 years) based on forecasted revenues as goods are transferred to ProFrac Services, LLC, and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations.

The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Convertible Notes Payable and Contract Consideration Convertible Notes Payable were converted during 2023 through a series of transactions into the Company’s common stock. See Note 13, “Stockholders’ Equity” for additional information.
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
Products and services are sold with fixed or determinable prices. Variable consideration is estimated for the Contract Shortfall Fees from the ProFrac Agreement (see Note 16, “Related Party Transactions”) using the most likely amount and the Company includes an estimated amount of variable consideration in the transaction price only if it is probable that a subsequent change in the estimate of the amount of variable consideration would not result in a significant revenue reversal. A significant revenue reversal would occur if a subsequent change in the estimate of the variable consideration would result in a significant downward adjustment to the amount of cumulative revenue recognized from that contract when the change in estimate occurs. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly, and discounts are offered to customers for prompt payment. The Company does not act as an agent in any of its revenue arrangements.
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
The majority of the CT segment revenue is chemical products that are sold at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Contracts with customers for the sale of products generally state the terms of the sale, including the quantity and price of each product purchased. Additionally, the CT segment offers various services associated to products sold, which includes field services, installation, maintenance, and other functions. These services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation when the Company has a right to invoice the customer.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated with products sold, which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements, and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets.
Payment terms for both the CT and DA segments are customarily 30-60 days for domestic products or services and 60-90 days for international products and services from invoice receipt. Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets associated with incomplete performance obligations are not material.
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
Comprehensive Income
Comprehensive income encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive income loss includes consolidated net income (loss) and foreign currency translation adjustments.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Warrants

The Company evaluated the Pre-Funded Warrants issued in February 2023 (the “February 2023 Warrants”) (see Note 13, “Stockholders’ Equity) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined the February 2023 Warrants meet the criteria to be classified within stockholders’ equity. Accordingly, the Company reclassified the balance of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”) upon conversion for the February 2023 Warrants within additional paid in capital.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include estimated variable consideration included in contract transaction price; the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; allowance for credit losses for accounts receivable; valuation allowances for inventories and deferred tax assets; recoverability and timing of the realization of contract assets; and, in 2023, the fair value of liability classified Contract Consideration Convertible Notes Payable.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of March 31, 2024
The FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments under ASU 2023-09 were created as a response to requests from investors, lenders, creditors and other parties to enhance transparency and effectiveness of tax disclosures to help them better assess how an entity’s operations and related tax risks affect an entity’s tax rate and potential future cash flows. ASU 2023-09 requires that entities annually disclose the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions and that those amounts are also disaggregated by individual jurisdictions equal to or greater than 5% of total income taxes paid (net of funds received). ASU 2023-09 adds a requirement that entities disaggregate income (loss) from continuing operations before income tax expense (benefit) between domestic and foreign. The amendments also require entities to disaggregate income tax expense (benefit) by federal, state and foreign jurisdictions.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
available for issuance. Adoption of the ASU is on a prospective basis, with the option to apply retrospectively. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
The FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This standard improves reportable segment disclosure requirements through enhanced disclosures around significant segment expenses. The amendments under this standard require interim and annual disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”). In addition, public entities are required to disclose the amount of “other segment items” by segment and their composition; make annual disclosures about a reportable segment’s profit/loss and assets; and clarify if the CODM uses more than one measure of a segment’s profit or loss in assessing performance and resource allocation and disclose the name and title of the CODM. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments are applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenue:
Products (1)	$39,106	$46,767
Services	1,268	1,240
	$40,374	$48,007
(1) Product revenue includes sales to related parties as described in Note 16, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of sales:
Tangible goods sold	$27,025	$41,529
Services	94	141
Other	4,434	4,457
	$31,553	$46,127
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cost of sales split between external and related party sales is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of sales:
Cost of sales for external customers	$12,952	$11,196
Cost of sales for related parties	18,601	34,931
	$31,553	$46,127

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$83,060	$83,060
Less accumulated amortization	(9,672)	(8,405)
Contract assets, net	73,388	74,655
Less current contract assets	(7,019)	(5,836)
Contract assets, long term	$66,369	$68,820
In connection with entering into the Initial ProFrac Agreement and Amended ProFrac Agreement on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of March 31, 2024 and December 31, 2023, $66.4 million and $68.8 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended March 31, 2024 and 2023, the Company recognized $1.3 million and $1.3 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2024 (excluding the three months ended March 31, 2024)	$5,029
2025	8,749
2026	9,538
2027	9,538
2028	9,538
Thereafter through May 2032	30,996
Total contract assets	$73,388
Based on our tests of recoverability, we did not recognize any impairment of such contract assets as of March 31, 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,618	$5,299
Finished goods	14,281	13,660
Inventories	19,899	18,959
Less reserve for excess and obsolete inventory	(6,028)	(6,121)
Inventories, net	$13,871	$12,838
The additional reserves recorded during the three months ended March 31, 2024 and 2023 were $0.3 million and $0.1 million, respectively, for the CT segment and $13 thousand and $0.1 million, respectively, for the DA segment.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2024	December 31, 2023
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,487	5,483
Machinery and equipment	7,065	6,993
Furniture and fixtures	520	520
Transportation equipment	945	945
Computer equipment and software	1,772	1,696
Property and equipment	17,195	17,043
Less accumulated depreciation	(12,134)	(11,914)
Property and equipment, net	$5,061	$5,129
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease expense	$784	$869
Finance lease expense:
Amortization of assets	4	4
Interest on lease liabilities	—	1
Total finance lease expense	4	5
Short-term lease expense	259	41
Total lease expense	$1,047	$915

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,654	$1,365
Operating cash flows from finance leases	13	10
Financing cash flows from finance leases	—	1

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2024 (excluding the three months ended March 31, 2024)	$2,073	$13
2025	2,046	—
2026	1,732	—
2027	1,660	—
2028	1,518	—
Thereafter	2,815	—
Total lease payments	$11,844	$13
Less: Interest	(2,640)	—
Present value of lease liabilities	$9,204	$13
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$4,336	$5,030

Current portion of operating lease liabilities	2,083	2,449
Long-term operating lease liabilities	7,121	7,676
Total operating lease liabilities	$9,204	$10,125

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(74)	(70)
Property and equipment, net	$73	$77

Current portion of finance lease liabilities	$13	$22
Long-term finance lease liabilities	—	—
Total finance lease liabilities	$13	$22

Weighted Average Remaining Lease Term
Operating leases	5.6 years	5.5 years
Finance leases	0.3 years	0.6 years

Weighted Average Discount Rate
Operating leases	9.4%	9.5%
Finance leases	8.5%	8.5%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing until October 30, 2030. The rental income from the sublease is included in the Company’s statement of operations in Other income (expense), net, and offsets the monthly rental expense of $86 thousand from the Company’s lease of the facility from the landlord. Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2024 (excluding the three months ended March 31, 2024)	$575
2025	767
2026	767
2027	767
2028	767
Thereafter	1,406
Total rental income	$5,049
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Severance costs	$417	$648
Payroll and benefits	937	2,138
Legal costs	201	37
Contingent liability for earn-out provision	30	56
Deferred revenue, current	303	550
Taxes other than income taxes	182	656
Other	1,295	1,805
Total current accrued liabilities	$3,365	$5,890
Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an asset-based loan (the “ABL”). The ABL is classified, under ASC 470, as current debt on our consolidated balance sheet due to the nature of the payment arrangements where the lender is paid from customer payments received into the Company’s collections account. The ABL provides up to $13.8 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable.
As of March 31, 2024, the Company had $3.1 million outstanding with approximately $6.0 million of available borrowings under the ABL. During the three months ended March 31, 2024, the Company incurred $0.2 million in interest and fees related to the ABL. As of March 31, 2024, the Company recorded $0.1 million of amortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of March 31, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of March 31, 2024.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025, beginning on March 15, 2023. The forgiveness of the Flotek PPP loan is accounted for as an extinguishment of the debt and the Company recorded a $4.5 million gain in the three months ended March 31, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.
Long-term debt, including current portion, is as follows (in thousands):

	March 31, 2024	December 31, 2023
Flotek PPP loan	$194	$239
Less current maturities	(179)	(179)
Total long-term debt, net of current portion	$15	$60
Loan repayments are scheduled as follows (in thousands):

Years ending December 31,	Repayment
2024 (excluding the three months ended March 31, 2024)	$134
2025	60
Total Flotek PPP loan	$194
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share on a pre-Reverse Stock Split basis, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share on a pre-Reverse Stock Split basis, or $1.741 per share on a pre-Reverse Stock Split basis, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share on a pre-Reverse Stock Split basis. On March 21, 2022, a portion of of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into shares of common stock. The issuance cost was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations. The carrying value was recorded as additional paid in capital.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,280 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid in capital upon conversion.
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million, were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share (see Note 10, “Fair Value Measurements”) and were recorded as additional paid in capital upon conversion.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				March 31,				December 31,
	Level 1	Level 2	Level 3	2024	Level 1	Level 2	Level 3	2023
Contingent earnout consideration	$—	$—	$30	$30	$—	$—	$56	$56
Total	$—	$—	$30	$30	$—	$—	$56	$56
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of March 31, 2024 and December 31, 2023. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.97%	4.58%
Expected volatility	70.0%	70.0%
Term until liquidation (years)	1.13	1.38
Stock price (pre-Reverse Stock Split basis)	$3.74	$3.92
Discount rate	13.67%	11.86%
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase for the three months ended March 31, 2023.
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The Company reduced the discount rate assumed due to the reduced likelihood of occurrence of any of the default events in the shorter term remaining on the notes. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as of March 31, 2023 was remeasured using a Monte Carlo simulation resulting in a gain in fair value of Contract Consideration Convertible Notes Payable of $26.9 million for the three months ended March 31, 2023.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three months ended March 31, 2024 and 2023 classified as Level 3 (in thousands):

	Three months ended March 31,
	2024	2023
Balance - beginning of period	$56	$84,153
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	85
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	1,331
Change in fair value of contingent earnout consideration	(26)	(358)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	786
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	(26,881)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	(15,092)
Balance - end of period	$30	$44,024
Note 11 — Income Taxes
The income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income tax for the reasons set forth below:

	Three months ended March 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	13.5	—
Non-U.S. income taxed at different rates	(5.2)	0.1
Increase (reduction) in tax benefit related to stock-based awards	1.2	0.4
Change in valuation allowance	(18.8)	(20.5)
Permanent differences related to CARES Act	—	(1.1)
Non-deductible expenses	1.8	0.1
Effective income tax rate	13.5%	—%
As of March 31, 2024, the Company had U.S. net operating loss carryforwards (“NOLs”) of $194.8 million, including $46.4 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $148.4 million that has an indefinite carryforward period which can offset 80% of taxable income per year. Additionally, the Company has an estimated $96.1 million in certain state NOL carryforwards, $0.7 million in Section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards. As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus an uplift of $24.5 million. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that $31.3 million of the state NOL carryforwards (subject to additional state-by-state analysis) and $3.8 million of the tax credit carryforwards will expire unutilized. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.

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
Note 13 — Stockholders’ Equity
Reverse stock split
On September 14, 2023, the Company announced that the Board of Directors approved a reverse stock split of its common stock at a ratio of 1-to-6 (“Reverse Stock Split”). The Reverse Stock Split was completed on September 25, 2023 and resulted in 184,438,695 issued and outstanding shares of common stock being converted into 30,772,837 shares of common stock.
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
Unless otherwise noted, all references in the consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Conversion of Convertible Notes Payable
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable”, excluding those held by ProFrac Holdings, LLC, were converted on a pre-Reverse Stock Split basis, upon maturity, into 10,335,840 shares of common stock (1,722,640 shares of common stock on a post-Reverse Stock Split basis) at a price of $0.8705 per share. The Convertible Notes Payable converted into common stock shares had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital upon conversion.
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, remeasured to a fair value of $15.1 million upon maturity, were converted on a pre-Reverse Stock Split basis, into 12,683,281 February 2023 Warrants and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were exercised and the Company issued on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable” were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (10,582,821 shares of common stock on a post-Reverse Stock Split basis). The Contract Consideration Convertible Notes Payable converted into common stock shares, remeasured to a fair value of $40.6 million upon maturity, were recorded as additional paid-in-capital.
Pre-Funded Warrants
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for Pre-Funded Warrants (the “June 2022 Warrants”) of the Company. The June 2022 Warrants permit ProFrac Holdings II, LLC to purchase on a pre-Reverse Stock Split basis 13,104,839 shares of common stock of the Company (2,184,140 shares of the Company’s common stock on a post-Reverse Stock Split basis) at an exercise price equal to $0.0001 per share, subject to a $4.5 million exercise fee.
ProFrac Holdings II, LLC and its affiliates may not receive any voting or consent rights in respect of the June 2022 Warrants or the underlying shares of common stock unless and until ProFrac Holdings II, LLC has paid an additional $4.5 million to the Company; provided, however, that ProFrac Holdings II may exercise the June 2022 Warrants immediately prior to the sale of the shares of common stock subject to such exercise to a non-affiliate of ProFrac Holdings II. The additional $4.5 million will be accounted for as an equity contribution if received.
Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, which includes the February 2023 Warrants (See Note 9, “Debt and Convertible Notes Payable”, and Note 13, “Stockholders’ Equity”). Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the Pre-Funded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For all periods presented in the table below, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split. The calculation of the basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net income for basic earnings per share	$1,562	$21,343
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	1,571
Valuation gain on Contract Consideration Convertible Notes Payable carried at fair value	—	(26,095)
Adjusted net income (loss) for diluted earnings per share	$1,562	$(3,181)

Denominator:
Basic weighted average shares outstanding	29,431	16,468
Dilutive effect of convertible notes payable	—	9,994
Dilutive effect of warrants outstanding	779	—
Dilutive effect of stock options and restricted shares	106	—
Diluted weighted average shares outstanding	30,316	26,462

Basic earnings per share	$0.05	$1.30
Diluted earnings (loss) per share	$0.05	$(0.12)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for June 2022 stock warrants (1)	—	1,500
Average number of diluted shares for options and restricted stock (1)	—	170
(1) These items were not included in the dilution calculation for the three months ended March 31, 2023 due to their anti-dilutive effect as it would reduce the loss per share.
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$210	$18
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	—	8,996
Conversion of convertible notes payable to February 2023 Warrants	—	11,040
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	—	15,092

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, the revenues for three months ended March 31, 2024 reflect variable consideration for Contract Shortfall Fees of $8.7 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement. Because the measurement period for 2023 was June 1, 2023 through December 31, 2023, there are no Contract Shortfall Fees reflected in revenues for the first quarter of 2023.
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
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were converted on a pre-Reverse Stock Split basis, upon maturity, into 63,496,922 shares of common stock at a price of $0.8705 per share (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). The fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, as of May 17, 2023 was $40.6 million (see Note 10, “Fair Value Measurements”). As a result of the Reverse Stock Split, these shares were converted into 10,582,821 common shares.
During the three months ended March 31, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $27.2 million and $36.4 million, respectively. For the three months ended March 31, 2024 and 2023, these revenues were net of amortization of contract assets of $1.3 million and $1.3 million, respectively. Cost of sales attributable to these revenues were $18.6 million and $34.9 million, respectively for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023 our accounts receivable from ProFrac Services, LLC was $38.7 million and $34.6 million, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet. During the three months ended March 31, 2024, the Company collected $15.1 million of variable consideration of the $20.1 million related to the 2023 Contract Shortfall Fees which were included in accounts receivable, related party as of December 31, 2023. The remaining total of $5.0 million was collected subsequent to March 31, 2024.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$11,159	$933	$—	$12,092
Services	526	562	—	1,088
Total revenue from external customers	11,685	1,495	—	13,180
Revenue from related party
Products	27,014	—	—	27,014
Services	—	180	—	180
Total revenue from related parties	27,014	180	—	27,194
Gross profit	8,401	420	—	8,821
Income (loss) from operations	6,106	(424)	(3,574)	2,108
Depreciation	159	35	26	220
Interest on ABL	—	—	181	181
Other interest	—	—	97	97
Income tax	—	—	242	242
Additions to long-lived assets	147	—	5	152

2023
Revenue from external customers
Products	$8,561	$1,941	$—	$10,502
Services	664	486	—	1,150
Total revenue from external customers	9,225	2,427	—	11,652
Revenue from related party
Products	36,265	—	—	36,265
Services	—	90		90
Total revenue from related parties	36,265	90	—	36,355
Gross profit	434	1,446	—	1,880
Change in fair value of Contract Consideration Convertible Notes Payable	(26,095)	—	—	(26,095)
Income (loss) from operations	23,379	457	(5,325)	18,511
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	1,416	—	—	1,416
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	157	18	1	176
Income tax	—	—	9	9
Additions to long-lived assets	30	95	32	157

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2024	December 31, 2023
Chemistry Technologies	$139,551	$138,559
Data Analytics	6,253	6,604
Corporate and Other	10,046	12,350
Total assets	$155,850	$157,513
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three months ended March 31, 2024 and 2023 no individual countries other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2024	2023
U.S. (1)	$39,259	$46,126
UAE	741	1,403
Other countries	374	478
Total revenue	$40,374	$48,007
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended March 31, 2024
Customer A (Related Party)	$27,194	67.4%
Three months ended March 31, 2023
Customer A (Related Party)	$36,355	75.7%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended March 31,	Expenditure	% of Total Expenditure
2024
Supplier A	$7,747	29.7%
Supplier B	5,020	19.2%
2023
Supplier A	$16,954	40.1%
Supplier B	7,145	16.9%
Supplier C	4,504	10.6%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to March 31, 2024 through May 9, 2024, and there have been no material events that would require recognition in the March 31, 2024 interim financial statements or disclosure in the notes to the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the 2023 Annual Report and the unaudited consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 17 to our unaudited consolidated financial statements. See “Forward Looking Statements” in this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2023 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
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
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, revenues for the three months ended March 31, 2024 reflect Contract Shortfall Fees of $8.7 million. Because the measurement period for 2023 was June 1, 2023 through December 31, 2023, there are no Contract Shortfall Fees reflected in revenues for the first quarter of 2023.
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
Research & Innovation
R&I supports both business segments through green chemistry formulation, specialty chemical formulations and Environmental Protection Agency (“EPA”) regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the three months ended March 31, 2024 and 2023, the Company incurred $0.4 million and $0.6 million, respectively, of research and development expense. The Company expects that its 2024 research and development investment will continue to support new product development, especially in support of enhanced environmental demands, increased adoption of green chemistry and conventional customization initiatives for its clients.
Outlook
Our business is subject to numerous variables which impact our outlook and expectations given the shifting conditions of the industry and weather volatility. We have based our outlook on the market conditions we perceive today. Changes often occur.
Energy
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near term volatility in commodity pricing, leading to the recent weakness in onshore drilling and completion activity, the fundamentals for energy related services remain strong. The overall expansion of the global economy should continue to create substantial demand for all forms of energy which will increase service intensity. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect these companies operating in oil-weighted basins to maintain or increase activity while companies operating in gas-weighted basins are expected to maintain or decrease activity over the next 12 months. In general, we expect the major exploration and production companies to maintain activity levels over the next 12 months.
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
Consolidated Results of Operations (in thousands)

	Three months ended March 31,
	2024	2023
Revenue
Revenue from external customers	$13,180	$11,652
Revenue from related party	27,194	36,355
Total revenues	40,374	48,007
Cost of sales	31,553	46,127
Cost of sales %	78.2%	96.1%
Gross profit	8,821	1,880
Gross profit %	21.8%	3.9%
Selling general and administrative	6,084	6,451
Selling general and administrative %	15.1%	13.4%
Depreciation	220	176
Research and development	406	614
Severance costs	3	2,223
Gain in fair value of Contract Consideration Convertible Notes Payable	—	(26,095)
Income from operations	2,108	18,511
Operating margin %	5.2%	38.6%
Interest and other (expense) income, net	(304)	2,840
Income before income taxes	1,804	21,351
Income tax (expense) benefit	(242)	(9)
Net income	$1,562	$21,342
Net income %	3.9%	44.5%
Consolidated revenue for the three months ended March 31, 2024 decreased $7.6 million, or 16%, versus the same period of 2023, driven by lower related party activity under the ProFrac Agreement, partially offset by accrued Contract Shortfall Fees and increased revenue from external customers. Related party revenues in the CT segment are net of $1.3 million and $1.3 million of contract assets amortization for the three months ended March 31, 2024 and 2023, respectively.
Consolidated cost of sales for the three months ended March 31, 2024 decreased $14.6 million, or 32%, versus the same period of 2023, primarily due to decreased product sales and lower freight costs, partially offset by increased tank rental and maintenance costs. Consolidated cost of sales percentage improved to 78.2% for the three months ended March 31, 2024 from 96.1% in the same period in 2023 as a result of accrued Contract Shortfall Fees, which have no associated costs, and cost management initiatives.
SG&A expenses for the three months ended March 31, 2024 decreased $0.4 million, or 6%, versus the same period of 2023. The decrease relates primarily to decreased professional fees.
Severance costs for the three months ended March 31, 2024 decreased $2.2 million versus the same period of 2023. Severance costs during the 2023 period related to senior management changes.

Research and development (“R&D”) costs for the three months ended March 31, 2024 decreased $0.2 million, or 34%, versus the same period of 2023 due to lower personnel cost driven by headcount optimization.
Income from operations decreased $16.4 million for the three months ended March 31, 2024, versus the same period in 2023. The decrease is primarily driven by the gain in fair value of the Contract Consideration Convertible Notes Payable of $26.1 million for the three months ended March 31, 2023 with no corresponding fair value change in the same period of 2024. This gain was partially offset by a $6.9 million increase in gross profit for the three months ended March 31, 2024 as compared to the same period of 2023.
Interest and other expense for the three months ended March 31, 2024 increased $3.1 million, or 111%, driven by the $4.5 million gain for the three months ended March 31, 2023 related to the partial forgiveness of the Flotek PPP loan with no corresponding activity in 2024. The increase in interest and other expense was partially offset by a $1.4 million decrease in interest payments, which related primarily to interest on the Contract Consideration Convertible Notes Payable, which matured and converted in 2023.
The Company’s income tax expense for the three months ended March 31, 2024 and 2023 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended March 31,
	2024	2023
Revenue from external customers	$11,685	$9,225
Revenue from related party	27,014	36,265
Income from operations	6,106	23,379
CT revenue from external customers for the three months ended March 31, 2024 increased $2.5 million, or 27%, compared to the same period of 2023 driven primarily by domestic activity partially offset by decreased international activity. Revenue from related parties for the three months ended March 31, 2024 decreased $9.3 million, or 26%, compared to the same period of 2023 primarily driven by decreased activity partially offset by $8.7 million of accrued Contract Shortfall Fees. There were no corresponding Contract Shortfall Fees for the same period of 2023.
Income from operations for the CT segment for the three months ended March 31, 2024 decreased $17.3 million compared to the same period of 2023. The decrease is primarily due to the gain in fair value of the Contract Consideration Convertible Notes Payable of $26.1 million for the three months ended March 31, 2023 with no corresponding valuation changes in the same period of 2024. The decrease was partially offset by increased gross profit of $8.0 million, which was related to accrued Contract Shortfall Fees and improved cost measures, and severance costs of $0.6 million for the three months ended March 31, 2023.
Data Analytics Results of Operations:

	Three months ended March 31,
	2024	2023
Revenue from external customers	$1,495	$2,427
Revenue from related party	180	90
(Loss) income from operations	(424)	457
DA revenue from external customers for the three months ended March 31, 2024 decreased $0.9 million, or 38%, compared to the same period of 2023 primarily due to reduced unit sales. Revenue from related party customers for the three months ended March 31, 2024 was $0.2 million relating to services provided to ProFrac compared to $0.1 million for the same period in 2023.
Income from operations for the DA segment for the three months ended March 31, 2024 decreased $0.9 million compared to the same period for 2023 primarily driven by decreased activity.

Corporate and Other Results of Operations:

	Three months ended March 31,
	2024	2023
Loss from operations	$(3,574)	$(5,325)

Loss from operations for the three months ended March 31, 2024 decreased $1.4 million, or 28%, compared to the same period of 2023 attributable to decreased professional fees and severance costs.
Capital Resources and Liquidity
Overview
The Company’s capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the three months ended March 31, 2024, the Company funded working capital requirements with cash on hand and borrowings under the ABL (as defined below).
As of March 31, 2024, the Company had unrestricted cash and cash equivalents of $5.2 million compared to $5.9 million on December 31, 2023. In addition, at May 7, 2024, the Company had approximately $8.0 million in available borrowings under its ABL. During the three months ended March 31, 2024, the Company had $2.1 million of operating income, $3.9 million of cash provided by operating activities, $0.2 million of cash used in investing activities and $4.4 million of cash used in financing activities.
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan (the “ABL”). The ABL provides up to $13.8 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable.
As of March 31, 2024, the Company had $3.1 million outstanding under the ABL. During the three months ended March 31, 2024, the Company incurred $0.2 million in interest and fees related to the ABL. As of March 31, 2024, the Company recorded $0.1 million of amortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of March 31, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of March 31, 2024.
Sources and Uses of Liquidity
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable” in Part I, Item 1 of this Quarterly Report) and other liquid assets. The Company recognized $8.8 million and $1.6 million of gross profit and net income, respectively, during the three months ended March 31, 2024. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions”). During April 2024, the Company collected the final payment related to the $20.1 million in 2023 Contract Shortfall Fees under the ProFrac Agreement. Related party revenues for the three months ended March 31, 2024 included Contract Shortfall Fees of $8.7 million. Related party receivables as of March 31, 2024 included accrued Contract Shortfall Fees of $13.7 million comprised of the remaining 2023 Contract Shortfall Fees payment of $5.0 million, which was collected in April 2024, and $8.7 million of accrued 2024 Contract Shortfall Fees, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.
Based upon our outlook for future cash flows from operations, which includes the collection of the Contract Shortfall Fees, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. The Company cannot guarantee a sufficient level of cash flows in the future, the unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$3,887	$1,140
Net cash used in investing activities	(152)	(157)
Net cash used in financing activities	(4,411)	(818)
Effect of changes in exchange rates on cash and cash equivalents	42	(21)
Net change in cash and cash equivalents and restricted cash	$(634)	$144
Operating Activities
Net cash provided by operating activities was $3.9 million during the three months ended March 31, 2024 compared to $1.1 million for the same period of 2023. Consolidated net income for the three months ended March 31, 2024 was $1.6 million compared to net income of $21.3 million for the three months ended March 31, 2023.
During the three months ended March 31, 2024, non-cash adjustments to net income totaled $3.1 million as compared to $27.8 million for the same period of 2023.
•For the three months ended March 31, 2024 non-cash adjustments included non-cash positive adjustments of $0.3 million of stock compensation expense, $1.3 million amortization of contract assets and $0.7 million non-cash lease expense.
•For the three months ended March 31, 2023 non-cash adjustments included $26.1 million for the change in fair value of Contract Consideration Convertible Notes Payable and $4.5 million related to the partial forgiveness of the PPP loan, partially offset by $1.6 million paid-in-kind interest expense and $(1.1) million of stock compensation expense.
During the three months ended March 31, 2024, changes in working capital used $0.8 million of cash as compared to $7.6 million for the same period of 2023.
•For the three months ended March 31, 2024, changes in working capital resulted primarily from an increase in related party accounts receivable of $4.1 million and net inventories of $1.3 million along with decreased accrued liabilities and operating lease liabilities of $2.5 million and $0.9 million, respectively, partially offset by increases in accounts payable of $4.2 million, third party accounts receivable of $2.9 million and other assets of $0.9 million.
•For the three months ended March 31, 2023, changes in working capital resulted primarily from an increase in accounts payable and accrued liabilities of $9 million and $1.2 million, respectively, partially offset by a decrease in operating lease liabilities of $1.2 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively, driven by capital expenditures in both periods.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $4.4 million and relates primarily to $4.4 million in net payments on the ABL, payments for forfeited stock options, payments to tax authorities for shares withheld from employees and payments for finance leases, partially offset by proceeds from the issuance of stock. Net cash used in financing activities was $0.8 million for the three months ended March 31, 2023, and relates primarily to payments for forfeited stock options, payments to tax authorities for shares withheld from employees and payments on finance leases, partially offset by proceeds from stock issuances.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s 2023 Annual Report describes the critical accounting policies and estimates used in the preparation of the Company’s condensed consolidated financial statements. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is primarily exposed to market risk from changes in raw material prices, freight costs and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2023 Annual Report.
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
In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item3. - Legal Proceedings” in the 2023 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition and/or future results. As of March 31, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended March 31, 2024 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2024 to January 31, 2024	739	$3.60
February 1, 2024 to February 29, 2024	—	$—
March 1, 2024 to March 31, 2024	2,500	$2.79
Total	3,239

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended September 30, 2023)
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1		Employment Agreement dated January 30, 2024, between the Company and Amy Blakeway (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2023.)
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)