Form 10-Q
period 2024-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2024-08-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At August 5, 2024, there were 29,810,978 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
In certain places in this Quarterly Report on Form 10-Q, we may refer to statements provided by third parties that purport to describe trends or developments in supply chain or energy exploration and production activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2023 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,777	$5,851
Restricted cash	101	102
Accounts receivable, net of allowance for credit losses of $410 and $745 at June 30, 2024 and December 31, 2023, respectively	13,316	13,687
Accounts receivable, related party, net of allowance for credit losses of $0 at each of June 30, 2024 and December 31, 2023, respectively	40,049	34,569
Inventories, net	12,142	12,838
Other current assets	2,834	3,564
Current contract assets	5,786	5,836
Total current assets	79,005	76,447
Long-term contract assets	66,121	68,820
Property and equipment, net	4,987	5,129
Operating lease right-of-use assets	4,184	5,030
Deferred tax assets, net	84	300
Other long-term assets	1,659	1,787
TOTAL ASSETS	$156,040	$157,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,755	$31,705
Accrued liabilities	3,026	5,890
Income taxes payable	35	45
Current portion of operating lease liabilities	1,866	2,449
Current portion of finance lease liabilities	3	22
Asset-based loan	5,798	7,492
Current portion of long-term debt	149	179
Total current liabilities	42,632	47,782
Deferred revenue, long-term	35	35
Long-term operating lease liabilities	7,139	7,676
Long-term debt	—	60
TOTAL LIABILITIES	49,806	55,553
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,866,597 shares issued and 29,759,154 shares outstanding at June 30, 2024; 30,772,837 shares issued and 29,664,130 shares outstanding at December 31, 2023 (As adjusted, see Note 13)	3	3
Additional paid-in capital (As adjusted, see Note 13)	463,844	463,140
Accumulated other comprehensive income	185	127
Accumulated deficit	(323,270)	(326,806)
Treasury stock, at cost; 1,107,442 and 1,108,707 shares at June 30, 2024 and December 31, 2023, respectively (As adjusted, see Note 13)	(34,528)	(34,504)
Total stockholders’ equity	106,234	101,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,040	$157,513
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue from external customers	$18,191	$17,820	$31,371	$29,472
Revenue from related party	27,961	32,774	55,155	69,130
Total revenues	46,152	50,594	86,526	98,602
Cost of sales	36,982	46,690	68,535	92,817
Gross profit	9,170	3,904	17,991	5,785
Operating costs and expenses:
Selling, general, and administrative	6,259	8,351	12,342	14,803
Depreciation	222	174	442	349
Research and development	481	860	888	1,474
Severance costs	20	(2,279)	23	(56)
Gain on sale of property and equipment	(34)	—	(34)	—
Gain in fair value of Contract Consideration Convertible Notes Payable	—	(3,874)	—	(29,969)
Total operating costs and expenses	6,948	3,232	13,661	(13,399)
Income from operations	2,222	672	4,330	19,184
Other income (expense):
Paycheck protection plan loan forgiveness	—	—	—	4,522
Interest expense	(308)	(705)	(586)	(2,377)
Other income, net	75	19	49	9
Total other income (expense)	(233)	(686)	(537)	2,154
Income (loss) before income taxes	1,989	(14)	3,793	21,338
Income tax expense	(15)	(7)	(257)	(16)
Net income (loss)	$1,974	$(21)	$3,536	$21,322

Income (loss) per common share (As adjusted, see Note 14):
Basic	$0.07	$—	$0.12	$1.06
Diluted	$0.06	$(0.11)	$0.12	$(0.23)

Weighted average common shares (As adjusted, see Note 14):
Weighted average common shares used in computing basic income (loss) per common share	29,449	23,906	29,440	20,207
Weighted average common shares used in computing diluted income (loss) per common share	30,668	28,250	30,512	27,361

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,974	$(21)	$3,536	$21,322
Other comprehensive income (loss):
Foreign currency translation adjustment	16	(13)	58	(34)
Comprehensive income (loss)	$1,990	$(34)	$3,594	$21,288

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,536	$21,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(27)	(324)
Change in fair value of Contract Consideration Convertible Notes Payable	—	(29,969)
Amortization of convertible note issuance cost	—	83
Paid-in-kind interest expense	—	2,284
Amortization of contract assets	2,749	2,390
Depreciation	442	349
Amortization of asset-based loan origination costs	170	—
Provision for credit losses, net of recoveries	79	63
Provision for excess and obsolete inventory	433	497
Gain on sale of property and equipment	(34)	—
Non-cash lease expense	1,236	1,621
Stock compensation expense	642	(836)
Deferred income tax expense	216	—
Paycheck protection plan loan forgiveness	—	(4,522)
Changes in current assets and liabilities:
Accounts receivable	292	2,218
Accounts receivable, related party	(5,480)	(350)
Inventories	192	(3,158)
Other assets	688	(6)
Accounts payable	50	11,574
Accrued liabilities	(2,837)	(3,491)
Operating lease liabilities	(1,510)	(1,886)
Income taxes payable	(10)	(85)
Interest payable	—	(8)
Net cash provided by (used in) operating activities	827	(2,234)
Cash flows from investing activities:
Capital expenditures	(229)	(292)
Proceeds from sale of assets	34	—
Net cash used in investing activities	(195)	(292)
Cash flows from financing activities:
Payment for forfeited stock options	—	(617)
Payments on long term debt	(90)	(60)
Proceeds from asset-based loan	83,300	—
Payments on asset-based loan	(84,994)	—
Payments to tax authorities for shares withheld from employees	(24)	(229)
Proceeds from issuance of stock	62	33
Payments for finance leases	(19)	(15)
Net cash used in financing activities	(1,765)	(888)
Effect of changes in exchange rates on cash and cash equivalents	58	(34)
Net change in cash and cash equivalents and restricted cash	(1,075)	(3,448)
Cash and cash equivalents at the beginning of period	5,851	12,290
Restricted cash at the beginning of period	102	100
Cash and cash equivalents and restricted cash at beginning of period	5,953	12,390
Cash and cash equivalents at end of period	4,777	8,841
Restricted cash at the end of period	101	101
Cash and cash equivalents and restricted cash at end of period	$4,878	$8,942
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three months ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2024	30,773	$3	1,112	$(34,514)	$463,484	$169	$(325,244)	$103,898
Net income	—	—	—	—	—	—	1,974	1,974
Foreign currency translation adjustment	—	—	—	—	—	16	—	16
Stock issued under employee stock purchase plan	—	—	(9)	—	28	—	—	28
Restricted stock granted	94	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	332	—	—	332
Shares withheld to cover taxes	—	—	4	(14)	—	—	—	(14)
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234

Three months ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, March 31, 2023	15,768	$2	1,074	$(34,451)	$421,603	$160	$(330,176)	$57,138
Net loss	—	—	—	—	—	—	(21)	(21)
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Stock issued under employee stock purchase plan	—	—	(4)	—	13	—	—	13
Restricted stock forfeited	—	—	36	—	—	—	—	—
Restricted stock units vested	18	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	276	—	—	276
Shares withheld to cover taxes	—	—	7	(29)	—	—	—	(29)
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	10,583	1	—	—	40,637	—	—	40,638
Balance, June 30, 2023	26,369	$3	1,113	$(34,480)	$462,529	$147	$(330,197)	$98,002

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)
(in thousands)

Six months ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	3,536	3,536
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Stock issued under employee stock purchase plan	—	—	(19)	—	62	—	—	62
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Stock compensation expense	—	—	—	—	642	—	—	642
Shares withheld to cover taxes	—	—	6	(24)	—	—	—	(24)
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234

Six months ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	21,322	21,322
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Stock issued under employee stock purchase plan	—	—	(8)	—	33	—	—	33
Restricted stock granted	2	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	64	—	—	—	—	—
Restricted stock units vested	82	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—		—	(836)	—	—	(836)
Shares withheld to cover taxes	—	—	36	(229)	—	—	—	(229)
Issuance of stock warrants, net of transaction fee	—	—	—	—	15,092	—	—	15,092
Equity contribution	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	1,723	1	—	—	8,996	—	—	8,997
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	10,583	1	—	—	40,637	—	—	40,638
Balance, June 30, 2023	26,369	$3	1,113	$(34,480)	$462,529	$147	$(330,197)	$98,002

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company serves customer needs for both domestic and international energy markets.
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes green specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
The Company’s Data Analytics (“DA”) segment aims to enable users to maximize the value of their hydrocarbon associated processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information can prevent waste, reduce reprocessing and allow users to pursue automation of their hydrocarbon streams to maximize their profitability.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, in the opinion of management, necessary for the fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2023 Annual Report. A copy of the 2023 Annual Report is available on the SEC’s website, www.sec.gov, or on the Company’s website, www.flotekind.com. The information contained on the SEC’s website and the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Sources and Uses of Liquidity
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations with cash on hand, availability under the ABL (defined below, see Note 9, “Debt and Convertible Notes Payable” and Note 18, “Subsequent Event”) and other liquid assets. The Company recognized $9.2 million and $2.0 million of gross profit and net income, respectively, during the three months ended June 30, 2024 and recognized $18.0 million and $3.5 million of gross profit and net income, respectively, during the six months ended June 30, 2024. Further, the Company recognized net cash provided by operating activities of $0.8 million during the six months ended June 30, 2024. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 16, “Related Party Transactions”). Related party revenues for the three and six months ended June 30, 2024 included Contract Shortfall Fees (defined below) of $8.4 million and $17.1 million, respectively (see Note 16, “Related Party Transactions”). Related party receivables as of June 30, 2024 included accrued Contract Shortfall Fees of $17.1 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Based upon our outlook for future cash flows from operations, which includes the collection of the Contract Shortfall Fees in the first quarter of 2025, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. While the Company cannot guarantee a sufficient level of cash flows in the future, the unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Apart from those matters described in this note, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2023 Annual Report.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	June 30, 2024	December 31, 2023
Balance, beginning of year	$745	$623
Charges to provision for credit losses, net of recoveries	79	138
Write-offs	(414)	(16)
Balance, end of period	$410	$745
As of June 30, 2024 and December 31, 2023 the Company had not recorded an allowance for credit losses for the related party accounts receivable, including ProFrac Services, LLC (see Note 16, “Related Party Transactions”).
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of June 30, 2024
The FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This standard improves reportable segment disclosure requirements through enhanced disclosures around significant segment expenses. The amendments under this standard require interim and annual disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”). In addition, public entities are required to disclose the amount of “other segment items” by segment and their composition; make annual disclosures about a reportable segment’s profit/loss and assets; and clarify if the CODM uses more than one measure of a segment’s profit or loss in assessing performance and resource allocation and disclose the name and title of the CODM. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments are applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
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
The amendments under ASU 2023-09 also remove certain prior requirements. Public business entities are no longer required to disclose the nature and estimate of change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate cannot be determined. In addition, public business entities are no longer required to disclose the cumulative amount of each type of temporary difference for which a deferred tax liability has not been recognized due to the exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures. ASU 2023-09 goes into effect for annual periods beginning after December 15, 2024 and early adoption is permitted for annual financial statements not yet issued or made

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
available for issuance. Adoption of the ASU is on a prospective basis, with the option to apply retrospectively. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue.
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Products (1)	$44,694	$49,062	$83,809	$95,829
Services	1,458	1,532	2,717	2,773
	$46,152	$50,594	$86,526	$98,602
(1) Product revenue includes sales to related parties as described in Note 16, “Related Party Transactions.”
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of sales:
Tangible goods sold	$32,215	$41,878	$59,240	$83,407
Services	88	156	182	296
Other	4,679	4,656	9,113	9,114
	$36,982	$46,690	$68,535	$92,817
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, between external and related party, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of sales:
Cost of sales for external customers	$17,486	$16,445	$30,439	$27,743
Cost of sales for related parties	19,496	30,245	38,096	65,074
	$36,982	$46,690	$68,535	$92,817

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$83,060	$83,060
Less accumulated amortization	(11,153)	(8,404)
Contract assets, net	71,907	74,656
Less current contract assets	(5,786)	(5,836)
Contract assets, long term	$66,121	$68,820
In connection with entering into the Initial ProFrac Agreement and Amended ProFrac Agreement on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of June 30, 2024 and December 31, 2023, $66.1 million and $68.8 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended June 30, 2024 and 2023, the Company recognized $1.5 million and $1.1 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. During the six months ended June 30, 2024 and 2023, the Company recognized $2.7 million and $2.4 million, respectively, of contract assets amortization. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2024 (excluding the six months ended June 30, 2024)	$2,738
2025	6,332
2026	8,990
2027	10,256
2028	10,256
Thereafter through May 2032	33,335
Total contract assets	$71,907
Based on our tests of recoverability, we did not recognize any impairment of such contract assets as of June 30, 2024.
Note 5 — Inventories
Inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,163	$5,299
Finished goods	12,690	13,660
Inventories	17,853	18,959
Less reserve for excess and obsolete inventory	(5,711)	(6,121)
Inventories, net	$12,142	$12,838
The additional reserves recorded during the three months ended June 30, 2024 and 2023 were $0.1 million and $0.2 million, respectively, for the CT segment. The Company recorded $6 thousand for the three months ended June 30, 2023 for the DA segment. There were no additional reserves recorded for the three months ended June 30, 2024 for the DA segment. During the six months ended June 30, 2024 and 2023, additional reserves recorded were $0.4 million and $0.4 million, respectively, for the CT segment and $13 thousand and $0.1 million, respectively, for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2024	December 31, 2023
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,487	5,483
Machinery and equipment	7,216	6,993
Furniture and fixtures	520	520
Transportation equipment	830	945
Computer equipment and software	1,768	1,696
Property and equipment	17,227	17,043
Less accumulated depreciation	(12,240)	(11,914)
Property and equipment, net	$4,987	$5,129
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$752	$866	$1,536	$1,735
Finance lease expense:
Amortization of assets	4	4	7	7
Interest on lease liabilities	—	1	1	2
Total finance lease expense	4	5	8	9
Short-term lease expense	312	41	571	81
Total lease expense	$1,068	$912	$2,115	$1,825

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,334	$1,550	$2,988	$2,915
Operating cash flows from finance leases	10	7	23	17
Financing cash flows from finance leases	—	1	—	2
Maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2024 (excluding the six months ended June 30, 2024)	$1,301	$3
2025	2,121	—
2026	1,810	—
2027	1,741	—
2028	1,602	—
Thereafter	3,048	—
Total lease payments	$11,623	$3
Less: Interest	(2,618)	—
Present value of lease liabilities	$9,005	$3

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$4,184	$5,030

Current portion of operating lease liabilities	1,866	2,449
Long-term operating lease liabilities	7,139	7,676
Total operating lease liabilities	$9,005	$10,125

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(77)	(70)
Property and equipment, net	$70	$77

Current portion of finance lease liabilities	$3	$22
Long-term finance lease liabilities	—	—
Total finance lease liabilities	$3	$22

Weighted Average Remaining Lease Term
Operating leases	5.6 years	5.5 years
Finance leases	0.1 years	0.6 years

Weighted Average Discount Rate
Operating leases	9.5%	9.5%
Finance leases	8.5%	8.5%
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing until October 30, 2030. The rental income from the sublease is included in the Company’s statement of operations in Other income (expense), net, and offsets the monthly rental expense of $86 thousand from the Company’s lease of the facility. Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2024 (excluding the six months ended June 30, 2024)	$383
2025	767
2026	767
2027	767
2028	767
Thereafter	1,406
Total rental income	$4,857

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Severance costs	$364	$648
Payroll and benefits	1,172	2,138
Legal costs	30	37
Contingent liability for earn-out provision	30	56
Deferred revenue, current	530	550
Financed insurance	606	1,573
Other	294	888
Total current accrued liabilities	$3,026	$5,890
Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an asset-based loan (the “ABL”). The ABL is classified as current debt on our consolidated balance sheet due to the nature of the payment arrangements where the lender is paid from customer payments received into the Company’s collections account. As of June 30, 2024, the ABL provided up to $13.8 million of credit availability, which was limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 50% of the value of certain real estate holdings. Effective August 5, 2024, the Company entered into a second amendment to the ABL (see Note 18, “Subsequent Event” for additional information), which among other modifications, increased the loan commitment to $20.0 million.
As of June 30, 2024, the Company had $5.8 million outstanding with approximately $8.0 million of available borrowings under the ABL. During the three and six months ended June 30, 2024, the Company incurred $0.2 million and $0.4 million, respectively, in interest and fees related to the ABL. As of June 30, 2024, the Company recorded $0.2 million of amortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.5% per annum. The interest rate under the ABL was 11.0% as of June 30, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of June 30, 2024.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025, beginning on March 15, 2023. The forgiveness of the Flotek PPP loan was

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounted for as an extinguishment of the debt and the Company recorded a $4.5 million gain in the six months ended June 30, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.
Long-term debt, including current portion, is as follows (in thousands):

	June 30, 2024	December 31, 2023
Flotek PPP loan	$149	$239
Less current maturities	(149)	(179)
Total long-term debt, net of current portion	$—	$60
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share on a pre-Reverse Stock Split basis, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share on a pre-Reverse Stock Split basis, or $1.741 per share on a pre-Reverse Stock Split basis, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share on a pre-Reverse Stock Split basis. On March 21, 2022, a portion of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into shares of common stock. The issuance cost was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations. The carrying value was recorded as additional paid in capital.
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million (see Note 10, “Fair Value Measurements”), were converted on a pre-Reverse Stock Split basis, upon maturity, into 12,683,281 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid in capital upon conversion. On September 6, 2023, the February 2023 Warrants were exercised and the Company issued, on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).

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
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of June 30, 2024 and December 31, 2023. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	June 30, 2024	December 31, 2023
Risk-free interest rate	5.15%	4.58%
Expected volatility	65.0%	70.0%
Term until liquidation (years)	0.88	1.38
Stock price	$4.91	$3.92
Discount rate	14.66%	11.86%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Initial ProFrac Agreement Contract Consideration Notes Payable Key Inputs
The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase for the six months ended June 30, 2023.
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million.
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity using a Monte Carlo simulation, to a fair value of $40.6 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $0.64, on the date of conversion resulting in a gain in fair value of Amended ProFrac Agreement Contract Consideration Convertible Note Payable of $3.9 million and $30.8 million for the three and six months ended June 30, 2023, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and six months ended June 30, 2024 and 2023 classified as Level 3 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance - beginning of period	$30	$44,025	$56	$84,153
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	—	—	85
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	712	—	2,043
Change in fair value of contingent earnout consideration	—	35	(26)	(323)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	—	—	786
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	(3,874)	—	(30,755)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	—	—	(15,091)
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity		(40,638)	—	(40,638)
Balance - end of period	$30	$260	$30	$260

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income tax for the reasons set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
U.S. federal statutory tax rate	21.00%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.7	120.4	6.8%	0.1
Non-U.S. income taxed at different rates	(3.1)	(96.7)	(4.1)%	—
Increase (reduction) in tax benefit related to stock-based awards	0.8	1,291.8	1.0%	0.7
Change in valuation allowance	(19.4)	2,284.5	(19.1)%	(19.8)
Permanent differences related to CARES Act	—	(3,779.4)	—%	(2.1)
Non-deductible expenses	0.6	278.8	1.1%	0.2
Effective income tax rate	0.6%	120.4%	6.7%	0.1%
As of June 30, 2024, the Company had U.S. net operating loss carryforwards (“NOLs”) of $191.6 million, including $45.1 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $146.6 million that has an indefinite carryforward period which can offset 80% of taxable income per year. Additionally, the Company has an estimated $92.8 million in certain state NOL carryforwards, $0.6 million in Section 163(j) interest limitation carryforwards and $3.8 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus net unrealized built in gain $24.5 million. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that all carryforwards with the exception of $1.0 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will be available for utilization if there is sufficient taxable income in subsequent periods. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.
Note 12 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
During the second quarter of 2023, the Company settled certain litigation resulting in the reversal of $2.3 million of accrued severance costs during the three and six months ended June 30, 2023.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Stockholders’ Equity
Reverse stock split
On September 14, 2023, the Company announced that the Board of Directors approved a reverse stock split of its common stock at a ratio of 1-to-6 (“Reverse Stock Split”). The Reverse Stock Split was completed on September 25, 2023 and resulted in 184,438,695 issued and outstanding shares of common stock being converted into 30,866,597 shares of common stock.
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
Conversion of Convertible Notes Payable
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable,” excluding those held by ProFrac Holdings, LLC, were converted on a pre-Reverse Stock Split basis, upon maturity, into 10,335,840 shares of common stock (1,722,640 shares of common stock on a post-Reverse Stock Split basis) at a price of $0.8705 per share. The Convertible Notes Payable converted into common stock shares had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital upon conversion.
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable,” remeasured to a fair value of $15.1 million upon maturity, were converted on a pre-Reverse Stock Split basis, into 12,683,281 February 2023 Warrants and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were exercised and the Company issued on a pre-Reverse Stock Split basis, 12,683,281 shares of the Company’s common stock (2,113,881 shares of the Company’s common stock on a post-Reverse Stock Split basis).
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, which includes the February 2023 Warrants (See Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the Pre-Funded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method.
For all periods presented in the table below, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split. The calculation of the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) for basic earnings per share	$1,974	$(21)	$3,536	$21,322
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	712	—	2,284
Valuation gain on Contract Consideration Convertible Notes Payable carried at fair value	—	(3,874)	—	(29,969)
Adjusted net income (loss) for diluted earnings per share	$1,974	$(3,183)	$3,536	$(6,363)

Denominator:
Basic weighted average shares outstanding	29,449	23,906	29,440	20,207
Dilutive effect of convertible notes payable	—	4,344	—	7,154
Dilutive effect of warrants outstanding	1,041	—	925	—
Dilutive effect of stock options and restricted shares	178	—	147	—
Diluted weighted average shares outstanding	30,668	28,250	30,512	27,361

Basic earnings per share	$0.07	$—	$0.12	$1.06
Diluted earnings (loss) per share	$0.06	$(0.11)	$0.12	$(0.23)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for June 2022 stock warrants (1)	—	1,083	—	1,340
Average number of diluted shares for options and restricted stock (1)	—	91	—	120
(1) These items were not included in the dilution calculation for the three and six months ended June 30, 2023 due to their anti-dilutive effect as it would reduce the loss per share.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$452	$23
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	—	8,996
Conversion of convertible notes payable to February 2023 Warrants	—	11,040
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	—	15,092
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	—	40,638
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
The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, the revenues for six months ended June 30, 2024 reflect variable consideration for Contract Shortfall Fees of $17.1 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement. The measurement period for 2023 was June 1, 2023 through December 31, 2023. Revenues for the six months ended June 30, 2023 included $2.0 million of Contract Shortfall Fees.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the three months ended June 30, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $28.0 million and $32.8 million, respectively. For the three months ended June 30, 2024 and 2023, these revenues were net of amortization of contract assets of $1.5 million and $1.1 million, respectively. Cost of sales attributable to these revenues were $19.5 million and $30.2 million, respectively, for the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $55.2 million and $69.1 million, respectively. For the six months ended June 30, 2024 and 2023, these revenues were net of amortization of contract assets of $2.7 million and $2.4 million, respectively. Cost of sales attributable to these revenues were $38.1 million and $65.1 million, respectively, for the six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023 our accounts receivable from ProFrac Services, LLC was $40.0 million and $34.6 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheet. During the six months ended June 30, 2024, the Company collected variable consideration of $20.1 million related to the 2023 Contract Shortfall Fees, which were included in accounts receivable, related party as of December 31, 2023.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$15,647	$1,306	$—	$16,953
Services	714	524	—	1,238
Total revenue from external customers	16,361	1,830	—	18,191
Revenue from related party
Products	27,741	—	—	27,741
Services	—	220	—	220
Total revenue from related parties	27,741	220	—	27,961
Gross profit	8,546	624	—	9,170
Income (loss) from operations	6,145	(358)	(3,565)	2,222
Depreciation	161	35	26	222
Interest expense	—	—	308	308
Income tax	—	—	15	15
Additions to long-lived assets	27	35	15	77

2023
Revenue from external customers
Products	$15,095	$1,620	$—	$16,715
Services	374	731	—	1,105
Total revenue from external customers	15,469	2,351	—	17,820
Revenue from related party
Products	32,345	2	—	32,347
Services	272	155		427
Total revenue from related parties	32,617	157	—	32,774
Gross profit	2,603	1,301	—	3,904
Change in fair value of Contract Consideration Convertible Notes Payable	(3,874)	—	—	(3,874)
Income (loss) from operations	3,795	129	(3,252)	672
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	—	—	712	712
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	155	18	1	174
Interest expense	—	—	705	705
Income tax	—	—	7	7
Additions to long-lived assets	—	135	—	135

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$26,816	$2,238	$—	$29,054
Services	1,231	1,086	—	2,317
Total revenue from external customers	28,047	3,324	—	31,371
Revenue from related party
Products	54,755	—	—	54,755
Services	—	400	—	400
Total revenue from related parties	54,755	400	—	55,155
Gross profit	16,947	1,044	—	17,991
Income (loss) from operations	12,250	(782)	(7,138)	4,330
Depreciation	320	70	52	442
Interest expense	—	—	586	586
Income tax	—	—	257	257
Additions to long-lived assets	104	105	20	229

2023
Revenue from external customers
Products	$23,654	$3,562	$—	$27,216
Services	1,039	1,217	—	2,256
Total revenue from external customers	24,693	4,779	—	29,472
Revenue from related party
Products	68,611	2	—	68,613
Services	272	245	—	517
Total revenue from related parties	68,883	247	—	69,130
Gross profit	3,038	2,747	—	5,785
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	—	—	(29,969)
Income (loss) from operations	27,174	587	(8,577)	19,184
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	2,129	—	—	2,129
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	312	36	1	349
Interest expense	—	—	2,377	2,377
Income tax	—	—	16	16
Additions to long-lived assets	30	230	32	292

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2024	December 31, 2023
Chemistry Technologies	$138,649	$138,559
Data Analytics	7,839	6,604
Corporate and Other	9,552	12,350
Total assets	$156,040	$157,513

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the six months ended June 30, 2024 and 2023 no individual countries other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
U.S. (1)	$44,008	$48,725	$83,266	$94,851
UAE	1,803	1,509	2,545	2,912
Other countries	341	360	715	839
Total revenue	$46,152	$50,594	$86,526	$98,602
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended June 30, 2024
ProFrac Services, LLC	$27,961	60.6%
Three months ended June 30, 2023
ProFrac Services, LLC	$32,774	64.8%

	Revenue	% of Total Revenue
Six months ended June 30, 2024
ProFrac Services, LLC	$55,155	63.7%
Six months ended June 30, 2023
ProFrac Services, LLC	$69,130	70.1%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended June 30,	Expenditure	% of Total Expenditure
2024
Supplier A	$5,975	23.0%
Supplier B	4,383	16.9%
Supplier C	4,103	15.8%
2023
Supplier A	$13,155	32.6%
Supplier B	8,049	20.0%
Supplier C	4,489	11.1%

Six months ended June 30,	Expenditure	% of Total Expenditure
2024
Supplier B	$12,120	23.3%
Supplier A	10,543	20.3%
Supplier C	4,103	7.9%
2023
Supplier A	$30,109	36.4%
Supplier B	15,194	18.4%
Supplier C	8,993	10.9%
Note 18 — Subsequent Event

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2024 through August 8, 2024, the date at which the Company’s interim financial statements are available to be issued, and has determined that the following subsequent event required disclosure:
Entry into material definitive agreement
Effective August 5, 2024, the Company entered into a second amendment to the ABL (the “Second Amendment”). Among other matters, the Second Amendment amends the ABL as follows: (i) the total commitment of the loan is increased to $20,000,000, (ii) the stated maturity date is extended for an additional 12 months, (iii) the applicable margin is decreased by 0.50%, and (iv) various modifications are made to the borrowing base and criteria for eligible receivables and eligible pledged real estate.

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
Executive Summary
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data technology company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company serves customers needs for both domestic and international energy markets.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2023 was June 1, 2023 through December 31, 2023. Revenues for both the three and six months ended June 30, 2023 reflect Contract Shortfall Fees of $2.0 million. The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, revenues for the three and six months ended June 30, 2024 reflect Contract Shortfall Fees of $8.4 million and $17.1 million, respectively.
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
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lower emissions and protect equipment, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing customer’s carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a line of Verax™ analyzers for deployment internationally, which was certified for compliance in hazardous locations and harsh weather conditions.
During the second quarter of 2024, the Environmental Protection Agency (“EPA”) designated the Company’s JP3 measurement system as an approved measurement technology with respect to recently enacted flare regulations. The optical measurement system, designed for precise measurement of net heating values in flare gases, is the first to be approved as an alternative method under the new NPS OOOOb regulations. The Company believes that this approval could facilitate opportunities to access this new application as a source of future growth.
Research & Innovation
R&I supports both business segments through green chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the three months ended June 30, 2024 and 2023, the Company incurred $0.5 million and $0.9 million, respectively, of research and development expense. For the six months ended June 30, 2024 and 2023, the Company incurred $0.9 million and $1.5 million, respectively, of research and development expense. The Company expects that its 2024 research and development investment will continue to support new product development, especially in support of enhanced environmental demands and conventional customization initiatives for its clients.
Outlook
Our business is subject to numerous variables which impact our outlook and expectations given the shifting conditions of the industry and weather volatility. We have based our outlook on the market conditions we perceive today. Changes often occur.
Energy
The demand for oil and gas and related services fluctuates due to numerous factors including the supply of oil and gas, weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, leading to the recent weakness in onshore drilling and completion activity, particularly in basins that are weighted toward natural gas production, fundamentals for energy related services remain strong. The overall expansion of the global economy should continue to create substantial demand for all forms of energy which will increase service intensity. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect companies operating in oil-weighted basins to maintain or increase activity while companies operating in gas-weighted basins are expected to maintain or decrease activity over the next 12 months. In general, we expect the major exploration and production companies to maintain activity levels over the next 12 months.
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
Supply Chain
The principal supply issues facing our industry for the next twelve months are expected to include:
•Fluctuating freight costs for shipping to our customers;
•Availability of raw materials;
•Labor shortages; and
•Demand forecasting.
All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while security of delivery for sea-freight could impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The overall flow of materials globally could experience price increases. Military conflicts in the Middle East could also result in supply disruption and cost increases.
Consolidated Results of Operations (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Revenue from external customers	$18,191	$17,820	$31,371	$29,472
Revenue from related party	27,961	32,774	55,155	69,130
Total revenues	46,152	50,594	86,526	98,602
Cost of sales	36,982	46,690	68,535	92,817
Cost of sales %	80.1%	92.3%	79.2%	94.1%
Gross profit	9,170	3,904	17,991	5,785
Gross profit %	19.9%	7.7%	20.8%	5.9%
Selling general and administrative	6,259	8,351	12,342	14,803
Selling general and administrative %	13.6%	16.5%	14.3%	15.0%
Depreciation	222	174	442	349
Research and development	481	860	888	1,474
Severance costs	20	(2,279)	23	(56)
Gain on sale of property and equipment	(34)	—	(34)	—
Gain in fair value of Contract Consideration Convertible Notes Payable	—	(3,874)	—	(29,969)
Income from operations	2,222	672	4,330	19,184
Operating margin %	4.8%	1.3%	5.0%	19.5%
Interest and other (expense) income, net	(233)	(686)	(537)	2,154
Income before income taxes	1,989	(14)	3,793	21,338
Income tax (expense) benefit	(15)	(7)	(257)	(16)
Net income (loss)	$1,974	$(21)	$3,536	$21,322
Net income %	4.3%	—%	4.1%	21.6%
Consolidated revenue for the three months ended June 30, 2024 decreased $4.4 million, or 9%, versus the same period of 2023, driven by lower related party activity under the ProFrac Agreement, partially offset by accrued Contract Shortfall Fees of $8.4 million and increased revenue from external customers. Related party revenues in the CT segment are net of $1.5 million and $1.1 million of contract assets amortization for the three months ended June 30, 2024 and 2023, respectively.
Consolidated revenue for the six months ended June 30, 2024 decreased $12.1 million, or 12%, versus the same period of 2023, driven by lower related party activity under the ProFrac Agreement, partially offset by accrued Contract Shortfall Fees of $17.1 million and increased revenue from external customers. Related party revenues in the CT segment are net of $2.7 million and $2.4 million of contract assets amortization for the six months ended June 30, 2024 and 2023, respectively.
Consolidated cost of sales for the three and six months ended June 30, 2024 decreased $9.7 million, or 21%, and decreased $24.3 million, or 26%, versus the respective periods of 2023, primarily due to decreased product sales and lower freight costs, partially offset by increased tank rental and maintenance costs. Consolidated cost of sales percentage improved to 80% for the three months ended June 30, 2024 from 92% in the same period of 2023 and improved to 79% for the six months ended June 30, 2024 from 94% in the same period of 2023 as a result of higher accrued Contract Shortfall Fees during the 2024 periods, which have no associated costs, and cost management initiatives.
SG&A expenses for the three months ended June 30, 2024 decreased $2.1 million, or 25%, versus the same period of 2023. SG&A expenses for the six months ended June 30, 2024 decreased $2.5 million, or 16.6%, versus the same period of 2023. The decreases relate primarily to decreased professional fees and salaries partially offset by increased stock compensation expense.
Severance costs during the second quarter of 2023 included a $2.3 million credit associated with the settlement of a lawsuit and the reversal of the related accrual.
Research and development (“R&D”) costs for the three and six months ended June 30, 2024 decreased $0.4 million, or 44%, and $0.6 million, or 40%, respectively, versus the same periods of 2023 due to lower personnel costs driven by headcount optimization and reduced development costs.
Income from operations increased $1.6 million for the three months ended June 30, 2024, versus the same period in 2023. The increase is primarily driven by a $5.3 million increase in gross profit and $2.1 million decrease in SG&A expenses for the three months ended June 30, 2024 as compared to the same period of 2023. These improvements were offset by the gain in fair value of the Contract Consideration Convertible Notes Payable of $3.9 million and a $2.3 million expense reversal in severance costs for the three months ended June 30, 2023 with no corresponding activities in the same period of 2024. Income from operations decreased $14.9 million for the six months ended June 30, 2024, versus the same period in 2023. The decrease is primarily driven by the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the six months ended June 30, 2023 with no corresponding fair value change in the same period of 2024. This gain was partially offset by a $12.2 million increase in gross profit and a $2.5 million decrease in SG&A expenses during the six months ended June 30, 2023 as compared to the same period of 2023.
Interest and other expense for the three months ended June 30, 2024 decreased $0.5 million, or 66%, driven by decreases in interest related primarily to the Contract Consideration Convertible Notes Payable, which matured and converted in 2023. Interest and other expense for the six months ended June 30, 2024 increased $2.7 million driven by the $4.5 million gain for the six months ended June 30, 2023 related to the partial forgiveness of the Flotek PPP loan with no corresponding activity in 2024. The increase was partially offset by a $1.4 million decrease in interest payments, which related primarily to the Contract Consideration Convertible Notes Payable, which matured and converted in 2023.
The Company’s income tax expense for the six months ended June 30, 2024 and 2023 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from external customers	$16,361	$15,469	$28,047	$24,693
Revenue from related party	27,741	32,617	54,755	68,883
Income from operations	6,145	3,795	12,250	27,174
CT revenue from external customers for the three months ended June 30, 2024 increased $0.9 million, or 6%, compared to the same period of 2023 driven primarily by domestic activity partially offset by decreased international activity. Revenue from related party for the three months ended June 30, 2024 decreased $4.9 million, or 14.9%, compared to the same period of 2023 primarily driven by decreased activity partially offset by increased accrued Contract Shortfall Fees.
CT revenue from external customers for the six months ended June 30, 2024 increased $3.4 million, or 14%, compared to the same period of 2023 driven primarily by domestic activity partially offset by decreased international activity. Revenue from related party for the six months ended June 30, 2024 decreased $14.1 million, or 21%, compared to the same period of 2023 primarily driven by decreased activity partially offset by increased accrued Contract Shortfall Fees.
Income from operations for the CT segment for the three months ended June 30, 2024 increased $2.4 million compared to the same period of 2023. The increase is primarily due to increased gross profit of $5.9 million, which was related to accrued Contract Shortfall Fees and cost management initiatives. The increase was partially offset due to the gain in fair value of the Contract Consideration Convertible Notes Payable of $3.9 million for the three months ended June 30, 2023 with no corresponding valuation changes in the same period of 2024 and a reversal of severance expense related to a legal settlement during the second quarter of 2023.
Income from operations for the CT segment for the six months ended June 30, 2024 decreased $14.9 million compared to the same period of 2023. The decrease is primarily due to the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the six months ended June 30, 2023 with no corresponding valuation changes in the same period of 2024. The decrease was partially offset by increased gross profit of $13.9 million, which was related to accrued Contract Shortfall Fees and cost management initiatives.
Data Analytics Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from external customers	$1,830	$2,351	$3,324	$4,779
Revenue from related party	220	157	400	247
(Loss) income from operations	(358)	129	(782)	587
DA revenue from external customers for the three months ended June 30, 2024 decreased $0.5 million, or 22%, compared to the same period of 2023 primarily due to reduced unit sales. Revenue from related party for the three months ended June 30, 2024 was $0.2 million relating to services provided to ProFrac compared to $0.2 million for the same period in 2023. DA revenue from external customers for the six months ended June 30, 2024 decreased $1.5 million, or 30%, compared to the same period of 2023 primarily due to reduced unit sales. Revenue from related party for the six months ended June 30, 2024 was $0.4 million relating to services provided to ProFrac compared to $0.2 million for the same period in 2023.
Income from operations for the DA segment for the three months ended June 30, 2024 decreased $0.5 million compared to the same period for 2023 primarily driven by decreased activity. Income from operations for the DA segment for the six months ended June 30, 2024 decreased $1.4 million compared to the same period for 2023 primarily driven by decreased activity.
Corporate and Other Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Loss from operations	$(3,565)	$(3,252)	$(7,138)	$(8,577)

Loss from operations for the three months ended June 30, 2024 increased $0.3 million, or 10%, compared to the same period of 2023 attributable to increased personnel costs, including severance costs. Loss from operations for the six months ended June 30, 2024 decreased $1.4 million, or 17%, compared to the same period of 2023 attributable to decreased professional fees.
Capital Resources and Liquidity
Overview
The Company’s capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the six months ended June 30, 2024, the Company funded working capital requirements with cash on hand and borrowings under the ABL (as amended effective August 5, 2024, defined below).
As of June 30, 2024, the Company had unrestricted cash and cash equivalents of $4.8 million compared to $5.9 million on December 31, 2023. In addition, at August 5, 2024, the Company had approximately $11.0 million in available borrowings under its amended ABL. During the six months ended June 30, 2024, the Company had $4.3 million of operating income, $0.8 million of cash provided by operating activities, $0.2 million of cash used in investing activities and $1.8 million of cash used in financing activities.

Asset Based Loan
On August 14, 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan (the “ABL”). The ABL provides up to $13.8 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 50% of the value of certain real estate holdings.
As of June 30, 2024, the Company had $5.8 million outstanding under the ABL. During the six months ended June 30, 2024, the Company incurred $0.4 million in interest and fees related to the ABL. As of June 30, 2024, the Company recorded $0.2 million of amortized deferred financing costs related to the ABL.
Effective August 5, 2024, the Company entered into a second amendment to the ABL (the “Second Amendment”). Among other matters, the Second Amendment amends the ABL as follows: (i) the total commitment of the loan is increased to $20,000,000, (ii) the stated maturity date is extended for an additional 12 months to August 2026, (iii) the applicable margin is decreased by 0.50%, and (iv) various modifications are made to the borrowing base and criteria for eligible receivables and eligible pledged real estate, including increasing the borrowing base calculation to include 60% of the value of certain real estate holdings.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.5% (2.0% effective August 5, 2024) per annum. The interest rate under the ABL was 11.0% as of June 30, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its 24-month term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of June 30, 2024.
Sources and Uses of Liquidity
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable” in Part I, Item 1 of this Quarterly Report) and other liquid assets. Effective August 5, 2024, the loan commitment under the ABL was increased from $13.8 million to $20.0 million. The Company recognized $9.2 million and $2.0 million of gross profit and net income, respectively, during the three months ended June 30, 2024 and recognized $18.0 million and $3.5 million of gross profit and net income, respectively, during the six months ended June 30, 2024. Further, the Company recognized net cash provided by operating activities of $0.8 million during the six months ended June 30, 2024. While we believe that our cash, liquid assets, and availability under the recently increased ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 16, “Related Party Transactions” in Part I, Item 1 of this Quarterly Report). Related party revenues for the three and six months ended June 30, 2024 included Contract Shortfall Fees of $8.4 million and $17.1 million, respectively (see Note 16, “Related Party Transactions” in Part I, Item 1 of this Quarterly Report). Related party receivables as of June 30, 2024 included accrued Contract Shortfall Fees of $17.1 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.
Based upon our outlook for future cash flows from operations, which includes the collection of the Contract Shortfall Fees in the first quarter of 2025, combined with cash on hand and availability under the ABL, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due in the next twelve months. The Company cannot guarantee a sufficient level of cash flows in the future, the unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$827	$(2,234)
Net cash used in investing activities	(195)	(292)
Net cash used in financing activities	(1,765)	(888)
Effect of changes in exchange rates on cash and cash equivalents	58	(34)
Net change in cash and cash equivalents and restricted cash	$(1,075)	$(3,448)
Operating Activities
Net cash provided by operating activities was $0.8 million during the six months ended June 30, 2024 compared to net cash used in operating activities of $2.2 million for the same period of 2023. Consolidated net income for the six months ended June 30, 2024 was $3.5 million compared to net income of $21.3 million for the six months ended June 30, 2023.
During the six months ended June 30, 2024, non-cash adjustments to net income totaled $5.9 million as compared to $28.4 million for the same period of 2023.
•For the six months ended June 30, 2024 non-cash adjustments included non-cash positive adjustments of $0.6 million of stock compensation expense, $2.7 million amortization of contract assets and $1.2 million non-cash lease expense.
•For the six months ended June 30, 2023 non-cash adjustments included $30.0 million for the change in fair value of Contract Consideration Convertible Notes Payable and $4.5 million related to the partial forgiveness of the PPP loan, partially offset by $2.3 million paid-in-kind interest expense and non-cash negative adjustments of $0.8 million of stock compensation expense.
During the six months ended June 30, 2024, changes in working capital used $8.6 million of cash as compared to $4.8 million for the same period of 2023.
•For the six months ended June 30, 2024, changes in working capital resulted primarily from an increase in related party accounts receivable of $5.5 million, an increase third party accounts receivable of $0.3 million and net inventories of $0.2 million along with decreased accrued liabilities and operating lease liabilities of $2.8 million and $1.5 million, respectively, partially offset by increases in accounts payable of $0.1 million, and other assets of $0.7 million.
•For the six months ended June 30, 2023, changes in working capital resulted primarily from an increase in accounts receivable and accounts payable of $2.2 million and $12 million, respectively, partially offset by a decrease in accrued liabilities of $3.5 million and a decrease in operating lease liabilities of $1.9 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively, driven by capital expenditures in both periods.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $1.8 million and relates primarily to $1.7 million in net payments on the ABL, payments to tax authorities for shares withheld from employees and payments for finance leases, partially offset by proceeds from the issuance of stock. Net cash used in financing activities was $0.9 million for the six months ended June 30, 2023, and relates primarily to payments for forfeited options, payments to tax authorities for shares withheld from employees and payments on finance leases, partially offset by proceeds from stock issuances.
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
In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item3. - Legal Proceedings” in the 2023 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition and/or future results. As of June 30, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended June 30, 2024 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2024 to April 30, 2024	4,307	$3.46
May 1, 2024 to May 31, 2024	—	$—
June 1, 2024 to June 30, 2024	124	$4.51
Total	4,431

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended September 30, 2023)
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1		2018 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2024).
10.2
Second Amendment to That Certain Revolving Loan and Security Agreement, effective August 5, 2024, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2024).

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

Date: August 8, 2024

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)