Form 10-Q
period 2024-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2024-11-07
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At November 4, 2024, there were 29,795,834 outstanding shares of the registrant’s common stock, $0.0001 par value.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,997	$5,851
Restricted cash	101	102
Accounts receivable, net of allowance for credit losses of $388 and $745 at September 30, 2024 and December 31, 2023, respectively	12,220	13,687
Accounts receivable, related party, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023, respectively	47,064	34,569
Inventories, net	12,744	12,838
Other current assets	2,687	3,564
Current contract asset	6,480	5,836
Total current assets	86,293	76,447
Long-term contract asset	63,835	68,820
Property and equipment, net	4,958	5,129
Operating lease right-of-use assets	3,759	5,030
Deferred tax assets, net	66	300
Other long-term assets	1,738	1,787
TOTAL ASSETS	$160,649	$157,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,395	$31,705
Accrued liabilities	4,115	5,890
Income taxes payable	54	45
Current portion of operating lease liabilities	1,642	2,449
Current portion of finance lease liabilities	—	22
Asset-based loan	1,426	7,492
Current portion of long-term debt	104	179
Total current liabilities	44,736	47,782
Deferred revenue, long-term	35	35
Long-term operating lease liabilities	6,871	7,676
Long-term debt	—	60
TOTAL LIABILITIES	51,642	55,553
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,891,597 shares issued and 29,789,476 shares outstanding at September 30, 2024; 30,772,837 shares issued and 29,664,130 shares outstanding at December 31, 2023 (As adjusted, see Note 13)	3	3
Additional paid-in capital (As adjusted, see Note 13)	464,143	463,140
Accumulated other comprehensive income	133	127
Accumulated deficit	(320,738)	(326,806)
Treasury stock, at cost; 1,102,121 and 1,108,707 shares at September 30, 2024 and December 31, 2023, respectively (As adjusted, see Note 13)	(34,534)	(34,504)
Total stockholders’ equity	109,007	101,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,649	$157,513
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue from external customers	$16,565	$17,806	$47,935	$47,278
Revenue from related party	33,177	29,462	88,332	98,592
Total revenues	49,742	47,268	136,267	145,870
Cost of sales	40,623	38,221	109,159	131,037
Gross profit	9,119	9,047	27,108	14,833
Operating costs and expenses:
Selling, general, and administrative	5,714	6,526	18,056	21,303
Depreciation	220	181	662	530
Research and development	462	757	1,349	2,231
Severance costs	—	2	23	(28)
Gain on sale of property and equipment	—	(38)	(34)	(38)
Gain in fair value of Contract Consideration Convertible Notes Payable	—	—	—	(29,969)
Total operating costs and expenses	6,396	7,428	20,056	(5,971)
Income from operations	2,723	1,619	7,052	20,804
Other income (expense):
Paycheck protection plan loan forgiveness	—	—	—	4,522
Interest expense	(256)	(160)	(842)	(2,537)
Other income, net	102	(91)	151	(82)
Total other income (expense)	(154)	(251)	(691)	1,903
Income before income taxes	2,569	1,368	6,361	22,707
Income tax expense	(37)	(81)	(293)	(98)
Net income	$2,532	$1,287	$6,068	$22,609

Income (loss) per common share (As adjusted, see Note 14):
Basic	$0.09	$0.04	$0.21	$0.97
Diluted	$0.08	$0.04	$0.20	$(0.18)

Weighted average common shares (As adjusted, see Note 14):
Weighted average common shares used in computing basic income (loss) per common share	29,613	29,358	29,498	23,291
Weighted average common shares used in computing diluted income (loss) per common share	30,897	30,688	30,655	28,034

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$2,532	$1,287	$6,068	$22,609
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	47	6	13
Comprehensive income	$2,480	$1,334	$6,074	$22,622

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,068	$22,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(46)	(384)
Change in fair value of Contract Consideration Convertible Notes Payable	—	(29,969)
Amortization of convertible note issuance costs	—	83
Paid-in-kind interest expense	—	2,284
Amortization of contract assets	4,341	3,665
Depreciation	662	530
Amortization of asset-based loan origination costs	243	36
Provision for credit losses, net of recoveries	121	97
Provision for excess and obsolete inventory	626	626
Gain on sale of property and equipment	(34)	(38)
Non-cash lease expense	1,661	2,316
Stock compensation expense	915	(565)
Deferred income tax expense	233	50
Paycheck protection plan loan forgiveness	—	(4,522)
Changes in current assets and liabilities:
Accounts receivable	1,346	3,472
Accounts receivable, related party	(12,495)	(2,082)
Inventories	(532)	(776)
Other assets	849	(863)
Accounts payable	5,690	60
Accrued liabilities	(1,730)	(3,179)
Operating lease liabilities	(2,002)	(2,636)
Income taxes payable	9	(54)
Interest payable	—	(8)
Net cash provided by (used in) operating activities	5,925	(9,248)
Cash flows from investing activities:
Capital expenditures	(491)	(593)
Proceeds from sale of assets	34	68
Net cash used in investing activities	(457)	(525)
Cash flows from financing activities:
Payment for forfeited stock options	—	(617)
Payments on long term debt	(135)	(104)
Proceeds from asset-based loan	122,600	27,750
Payments on asset-based loan	(128,666)	(24,380)
Payment of asset-based loan origination costs	(164)	(502)
Payments to tax authorities for shares withheld from employees	(30)	(246)
Proceeds from issuance of stock	88	48
Payments for finance leases	(22)	(24)
Net cash (used in) provided by financing activities	(6,329)	1,925
Effect of changes in exchange rates on cash and cash equivalents	6	13
Net change in cash and cash equivalents and restricted cash	(855)	(7,835)
Cash and cash equivalents at the beginning of period	5,851	12,290
Restricted cash at the beginning of period	102	100
Cash and cash equivalents and restricted cash at beginning of period	5,953	12,390
Cash and cash equivalents at end of period	4,997	4,453
Restricted cash at the end of period	101	102
Cash and cash equivalents and restricted cash at end of period	$5,098	$4,555
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234
Net income	—	—	—	—	—	—	2,532	2,532
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	(52)
Stock issued under employee stock purchase plan	—	—	(6)	—	26	—	—	26
Restricted stock units vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	273	—	—	273
Shares withheld to cover taxes	—	—	1	(6)	—	—	—	(6)
Balance, September 30, 2024	30,892	$3	1,102	$(34,534)	$464,143	$133	$(320,738)	$109,007

Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, June 30, 2023	26,370	$3	1,113	$(34,480)	$462,529	$147	$(330,197)	$98,002
Net income	—	—	—	—	—	—	1,287	1,287
Foreign currency translation adjustment	—	—	—	—	—	47	—	47
Stock issued under employee stock purchase plan	—	—	(4)	—	15	—	—	15
Restricted stock granted	145	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	1	—	—	—	—	—
Stock compensation expense	—	—	—	—	270	—	—	270
Shares withheld to cover taxes	(3)	—	—	(2)	(15)	—	—	(17)
Exercise of pre-funded warrants	4,228	—	—	—	—	—	—	—
Balance, September 30, 2023	30,740	$3	1,110	$(34,482)	$462,799	$194	$(328,910)	$99,604

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)
(in thousands)

Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	6,068	6,068
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Stock issued under employee stock purchase plan	—	—	(25)	—	88	—	—	88
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Restricted stock units vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	915	—	—	915
Shares withheld to cover taxes	—	—	7	(30)	—	—	—	(30)
Balance, September 30, 2024	30,892	$3	1,102	$(34,534)	$464,143	$133	$(320,738)	$109,007

Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	22,609	22,609
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Stock issued under employee stock purchase plan	—	—	(12)	—	48	—	—	48
Restricted stock granted	148	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	65	—	—	—	—	—
Restricted stock units vested	82	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—		—	(565)	—	—	(565)
Shares withheld to cover taxes	(3)		36	(231)	(15)	—	—	(246)
Exercise of pre-funded warrants	4,228	—	—	—	—	—	—	—
Issuance of stock warrants, net of transaction fee	—	—	—	—	15,092	—	—	15,092
Conversion of convertible notes payable to Pre-Funded Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	1,723	—	—	—	8,996	—	—	8,996
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	10,583	2	—	—	40,636	—	—	40,638
Balance, September 30, 2023	30,740	$3	1,110	$(34,482)	$462,799	$194	$(328,910)	$99,604

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
The Company currently funds its operations with cash on hand, availability under the ABL (defined below, see Note 9, “Debt and Convertible Notes Payable”) and other liquid assets. The Company recognized $9.1 million and $2.5 million of gross profit and net income, respectively, during the three months ended September 30, 2024 and recognized $27.1 million and $6.1 million of gross profit and net income, respectively, during the nine months ended September 30, 2024. Further, the Company recognized net cash provided by operating activities of $5.9 million during the nine months ended September 30, 2024. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 16, “Related Party Transactions”). Related party revenues for the three and nine months ended September 30, 2024 included Contract Shortfall Fees (defined below) of $6.8 million and $23.8 million, respectively (see Note 16, “Related Party Transactions”). Related party receivables as of September 30, 2024 included accrued Contract Shortfall Fees of $23.8 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.

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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of year	$745	$623
Charges to provision for credit losses, net of recoveries	121	138
Write-offs	(478)	(16)
Balance, end of period	$388	$745
As of September 30, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses for the related party accounts receivable, including ProFrac Services, LLC (see Note 16, “Related Party Transactions”).
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of September 30, 2024
The FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This standard improves reportable segment disclosure requirements through enhanced disclosures around significant segment expenses. The amendments under this standard require interim and annual disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”). In addition, public entities are required to disclose the amount of “other segment items” by segment and their composition; make annual disclosures about a reportable segment’s profit/loss and assets; and clarify if the CODM uses more than one measure of a segment’s profit or loss in assessing performance and resource allocation and disclose the name and title of the CODM. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments are applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of the ASU on the related disclosures.
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
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue. Product and service revenues include sales to related parties as described in Note 16, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$48,243	$45,865	$132,052	$141,695
Services	1,499	1,403	4,215	4,175
	$49,742	$47,268	$136,267	$145,870
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales:
Tangible goods sold	$35,824	$33,350	$95,064	$116,755
Services	91	128	273	425
Other	4,708	4,743	13,822	13,857
	$40,623	$38,221	$109,159	$131,037
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, between external and related party, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales:
Cost of sales for external customers	$14,996	$14,399	$45,436	$42,471
Cost of sales for related parties	25,627	23,822	63,723	88,566
	$40,623	$38,221	$109,159	$131,037

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$83,060	$83,060
Less accumulated amortization	(12,745)	(8,404)
Contract assets, net	70,315	74,656
Less current contract assets	(6,480)	(5,836)
Contract assets, long term	$63,835	$68,820

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with entering into the Initial ProFrac Agreement and Amended ProFrac Agreement on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of September 30, 2024 and December 31, 2023, $63.8 million and $68.8 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement which will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended September 30, 2024 and 2023, the Company recognized $1.6 million and $1.3 million, respectively, of contract assets amortization which is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. During the nine months ended September 30, 2024 and 2023, the Company recognized $4.3 million and $3.7 million, respectively, of contract assets amortization. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2024 (excluding the nine months ended September 30, 2024)	$1,499
2025	6,833
2026	8,868
2027	10,117
2028	10,117
Thereafter through May 2032	32,881
Total contract assets	$70,315
Based on our tests of recoverability, we did not recognize any impairment of such contract assets as of September 30, 2024.
Note 5 — Inventories
Inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$4,776	$5,299
Finished goods	13,318	13,660
Inventories	18,094	18,959
Less reserve for excess and obsolete inventory	(5,350)	(6,121)
Inventories, net	$12,744	$12,838
The additional reserves recorded for the CT segment during the three months ended September 30, 2024 and 2023 were $0.2 million and $0.1 million, respectively. The Company recorded additional reserves of $16 thousand for the three months ended September 30, 2023 for the DA segment with no corresponding activity for the same period of 2024. During the nine months ended September 30, 2024 and 2023, additional reserves recorded were $0.6 million and $0.5 million, respectively, for the CT segment and $13 thousand and $0.2 million, respectively, for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2024	December 31, 2023
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,520	5,483
Machinery and equipment	7,216	6,993
Furniture and fixtures	520	520
Transportation equipment	830	945
Computer equipment and software	1,926	1,696
Property and equipment	17,418	17,043
Less accumulated depreciation	(12,460)	(11,914)
Property and equipment, net	$4,958	$5,129
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$640	$890	$2,176	$2,625
Finance lease expense:
Amortization of assets	4	3	11	11
Interest on lease liabilities	—	1	1	3
Total finance lease expense	4	4	12	14
Short-term lease expense	392	138	963	160
Total lease expense	$1,036	$1,032	$3,151	$2,799

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,245	$1,331	$4,232	$4,246
Operating cash flows from finance leases	7	7	30	24
Financing cash flows from finance leases	—	1	—	3
Maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

Years ending December 31,	Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$611
2025	2,117
2026	1,810
2027	1,741
2028	1,602
Thereafter	3,047
Total lease payments	$10,928
Less: Interest	(2,415)
Present value of lease liabilities	$8,513

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$3,759	$5,030

Current portion of operating lease liabilities	1,642	2,449
Long-term operating lease liabilities	6,871	7,676
Total operating lease liabilities	$8,513	$10,125

Finance Leases
Property and equipment	$—	$147
Accumulated depreciation	—	(70)
Property and equipment, net	$—	$77

Current portion of finance lease liabilities	$—	$22
Total finance lease liabilities	$—	$22

Weighted Average Remaining Lease Term
Operating leases	5.5 years	5.5 years
Finance leases	—	0.6 years

Weighted Average Discount Rate
Operating leases	9.5%	9.5%
Finance leases	—%	8.5%
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

Years ending December 31,	Rental Income
2024 (excluding the nine months ended September 30, 2024)	$192
2025	767
2026	767
2027	767
2028	767
Thereafter	1,406
Total rental income	$4,666

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	September 30, 2024	December 31, 2023
Severance costs	$372	$648
Payroll and benefits	2,063	2,138
Legal costs	45	37
Contingent liability for earn-out provision	11	56
Deferred revenue, current	452	550
Financed insurance	751	1,573
Other	421	888
Total current accrued liabilities	$4,115	$5,890
Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an asset-based loan (the “ABL”). In connection with the second amendment to the ABL effective August 5, 2024, the maturity date was extended to August 2026, the credit availability was increased and the interest rate spread was reduced. The ABL is classified as current debt on our consolidated balance sheet due to the nature of the payment arrangements where the lender is paid from customer payments received into the Company’s collections account. As of September 30, 2024, the ABL provided up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of September 30, 2024, the Company had $1.4 million outstanding with approximately $12.0 million of available borrowings under the ABL. During the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $0.7 million, respectively, in interest and fees related to the ABL. As of September 30, 2024, the Company recorded $0.2 million of amortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.0% per annum. The interest rate under the ABL was 10.0% as of September 30, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of September 30, 2024.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025. The forgiveness of the Flotek PPP loan was accounted for as an

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
extinguishment of the debt and the Company recorded a $4.5 million gain in the nine months ended September 30, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.
Long-term debt, including current portion, is as follows (in thousands):

	September 30, 2024	December 31, 2023
Flotek PPP loan	$104	$239
Less current maturities	(104)	(179)
Total long-term debt, net of current portion	$—	$60
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's former directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek, (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share on a pre-Reverse Stock Split basis, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 per share on a pre-Reverse Stock Split basis, or $1.741 per share on a pre-Reverse Stock Split basis, for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 per share on a pre-Reverse Stock Split basis. On March 21, 2022, a portion of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into shares of common stock. The issuance cost was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the unaudited condensed consolidated statements of operations. The carrying value was recorded as additional paid in capital.
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
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				September 30,				December 31,
	Level 1	Level 2	Level 3	2024	Level 1	Level 2	Level 3	2023
Contingent earnout consideration	$—	$—	$11	$11	$—	$—	$56	$56
Total	$—	$—	$11	$11	$—	$—	$56	$56
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of September 30, 2024 and December 31, 2023. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	September 30, 2024	December 31, 2023
Risk-free interest rate	4.28%	4.58%
Expected volatility	65.0%	70.0%
Term until liquidation (years)	0.63	1.38
Stock price	$4.98	$3.92
Discount rate	10.62%	11.86%

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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $1.19, on the date of conversion. The fair value adjustment was a $0.8 million increase for the nine months ended September 30, 2023.
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million.
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity using a Monte Carlo simulation, to a fair value of $40.6 million based on the pre-Reverse Stock Split closing price of the shares of common stock of $0.64, on the date of conversion resulting in a gain in fair value of Amended ProFrac Agreement Contract Consideration Convertible Note Payable of $30.8 million for the nine months ended September 30, 2023.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and nine months ended September 30, 2024 and 2023 classified as Level 3 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance - beginning of period	$30	$260	$56	$84,153
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	—	—	85
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	—	—	2,043
Change in fair value of contingent earnout consideration	(19)	(61)	(45)	(384)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	—	—	786
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	—	—	(30,754)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	—	—	(15,092)
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity		—	—	(40,638)
Balance - end of period	$11	$199	$11	$199

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income tax for the reasons set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	6.1	4.7%	0.4
Non-U.S. income taxed at different rates	5.8	7.3	(0.2)%	0.5
Increase (reduction) in tax benefit related to stock-based awards	(0.3)	0.7	0.5%	0.7
Change in valuation allowance	(30.4)	(5.6)	(23.6)%	(19.0)
Permanent differences related to CARES Act	—	(16.7)	—%	(3.0)
Non-deductible expenses	3.9	(6.6)	2.3%	(0.2)
Effective income tax rate	1.5%	6.2%	4.7%	0.4%
As of September 30, 2024, the Company had U.S. net operating loss carryforwards (“NOLs”) of $190.1 million, including $43.5 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $146.6 million that has an indefinite carryforward period which can offset 80% of taxable income per year. Additionally, the Company has an estimated $91.2 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus net unrealized built in gain of $24.5 million. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that all carryforwards with the exception of $1.0 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will be available for utilization if there is sufficient taxable income in subsequent periods. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
For all periods presented in the table below, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split. The calculation of the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income for basic earnings per share	$2,532	$1,287	$6,068	$22,609
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	—	—	2,284
Valuation gain on Contract Consideration Convertible Notes Payable carried at fair value	—	—	—	(29,969)
Adjusted net income (loss) for diluted earnings per share	$2,532	$1,287	$6,068	$(5,076)

Denominator:
Basic weighted average shares outstanding	29,613	29,358	29,498	23,291
Dilutive effect of convertible notes payable	—	—	—	4,743
Dilutive effect of warrants outstanding	1,190	1,238	1,029	—
Dilutive effect of stock options and restricted shares	94	92	128	—
Diluted weighted average shares outstanding	30,897	30,688	30,655	28,034

Basic earnings per share	$0.09	$0.04	$0.21	$0.97
Diluted earnings (loss) per share	$0.08	$0.04	$0.20	$(0.18)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for June 2022 stock warrants (1)	—	—	—	1,308
Average number of diluted shares for options and restricted stock (1)	—	—	—	111
(1) These items were not included in the dilution calculation for the nine months ended September 30, 2023 due to their anti-dilutive effect as it would reduce the loss per share.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$654	$36
Income taxes	50	—
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	—	8,996
Conversion of convertible notes payable to February 2023 Warrants	—	11,040
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	—	15,092
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	—	40,638
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
The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2024 reflect variable consideration for Contract Shortfall Fees of $23.8 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement. The measurement period for 2023 was June 1, 2023 through December 31, 2023. Related party revenues for the nine months ended September 30, 2023 included $10.0 million of Contract Shortfall Fees.
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
During the three months ended September 30, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $33.2 million and $29.5 million, respectively. For the three months ended September 30, 2024 and 2023, these revenues were net of amortization of contract assets of $1.6 million and $1.3 million, respectively. Cost of sales attributable to these revenues were $25.6 million and $23.8 million, respectively, for the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $88.3 million and $98.6 million, respectively. For the nine months ended September 30, 2024 and 2023, these revenues were net of amortization of contract assets of $4.3 million and $3.7 million, respectively. Cost of sales attributable to these revenues were $63.7 million and $88.6 million, respectively, for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023 our accounts receivable from ProFrac Services, LLC was $47.1 million and $34.6 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheet. During the nine months ended September 30, 2024, the Company collected variable consideration of $20.1 million related to the 2023 Contract Shortfall Fees, which were included in accounts receivable, related party as of December 31, 2023.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$13,600	$1,681	$—	$15,281
Services	497	787	—	1,284
Total revenue from external customers	14,097	2,468	—	16,565
Revenue from related party
Products	32,962	—	—	32,962
Services	15	200	—	215
Total revenue from related parties	32,977	200	—	33,177
Gross profit	7,944	1,175	—	9,119
Income (loss) from operations	5,559	130	(2,966)	2,723
Depreciation	156	37	27	220
Interest expense	—	—	256	256
Income tax	—	—	37	37
Additions to long-lived assets	158	71	33	262

2023
Revenue from external customers
Products	$15,764	$1,025	$—	$16,789
Services	562	455	—	1,017
Total revenue from external customers	16,326	1,480	—	17,806
Revenue from related party
Products	29,076	—	—	29,076
Services	176	210		386
Total revenue from related parties	29,252	210	—	29,462
Gross profit	8,240	807	—	9,047
Income (loss) from operations	5,519	(37)	(3,863)	1,619
Depreciation	149	26	6	181
Interest expense	—	—	160	160
Income tax	—	—	81	81
Additions to long-lived assets	—	135	—	135

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$40,427	$3,920	$—	$44,347
Services	1,716	1,872	—	3,588
Total revenue from external customers	42,143	5,792	—	47,935
Revenue from related party
Products	87,705	—	—	87,705
Services	27	600	—	627
Total revenue from related parties	87,732	600	—	88,332
Gross profit	24,888	2,220	—	27,108
Income (loss) from operations	17,810	(652)	(10,106)	7,052
Depreciation	475	108	79	662
Interest expense	—	—	842	842
Income tax	—	—	293	293
Additions to long-lived assets	333	105	53	491

2023
Revenue from external customers
Products	$39,150	$4,586	$—	$43,736
Services	1,870	1,672	—	3,542
Total revenue from external customers	41,020	6,258	—	47,278
Revenue from related party
Products	97,956	2	—	97,958
Services	179	455	—	634
Total revenue from related parties	98,135	457	—	98,592
Gross profit	11,279	3,554	—	14,833
Change in fair value of Contract Consideration Convertible Notes Payable	(29,969)	—	—	(29,969)
Income (loss) from operations	32,694	550	(12,440)	20,804
Paid-in-kind interest on Contract Consideration Convertible Notes Payable	2,129	—	—	2,129
Paid-in-kind interest on convertible notes payable	—	—	155	155
Depreciation	462	61	7	530
Other interest expense	—	—	253	253
Income tax	—	—	98	98
Additions to long-lived assets	30	230	32	292

Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2024	December 31, 2023
Chemistry Technologies	$143,399	$138,559
Data Analytics	7,917	6,604
Corporate and Other	9,333	12,350
Total assets	$160,649	$157,513

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and nine months ended September 30, 2024 and 2023 no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
U.S. (1)	$48,498	$46,401	$131,763	$141,251
UAE	592	635	3,136	3,547
Other countries	652	232	1,368	1,072
Total revenue	$49,742	$47,268	$136,267	$145,870
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended September 30, 2024
ProFrac Services, LLC	$33,177	66.7%
Three months ended September 30, 2023
ProFrac Services, LLC	$29,462	62.3%

	Revenue	% of Total Revenue
Nine months ended September 30, 2024
ProFrac Services, LLC	$88,332	64.8%
Nine months ended September 30, 2023
ProFrac Services, LLC	$98,592	67.6%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended September 30,	Expenditure	% of Total Expenditure
2024
Supplier A	$8,885	24.6%
Supplier B	5,187	14.4%
Supplier C	4,348	12.1%
Supplier D	3,782	10.5%
2023
Supplier A	$6,094	25.3%
Supplier B	5,581	23.2%
Supplier C	4,197	17.4%

Nine months ended September 30,	Expenditure	% of Total Expenditure
2024
Supplier B	$16,885	17.8%
Supplier A	16,639	17.5%
Supplier C	16,583	17.5%
2023
Supplier A	$36,318	32.5%
Supplier B	21,752	19.5%
Supplier C	13,151	11.8%
Note 18 — Subsequent Event

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2024 through November 7, 2024, the date at which the Company’s interim financial statements are available to be issued, and has determined that there have been no material events that would require recognition in the September 30, 2024 interim financial statements or disclosure in the notes to the interim financial statements.

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
Company Overview
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers value by improving return on invested capital, lowering operational costs, and providing tangible environmental benefits. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volumes are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2023 was June 1, 2023 through December 31, 2023. Related party revenues for the three and nine months ended September 30, 2023 reflected Contract Shortfall Fees of $8.0 million and $10.0 million, respectively. The current measurement period for Contract Shortfall Fees is January 1, 2024 through December 31, 2024. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three and nine months ended September 30, 2024 reflect Contract Shortfall Fees of $6.8 million and $23.8 million, respectively.
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
During the second quarter of 2024, the Environmental Protection Agency (“EPA”) designated the Company’s JP3 measurement system as an approved measurement technology with respect to recently enacted flare monitoring regulations. The optical measurement system, designed for precise measurement of net heating values in flare gases, is the first to be approved as an alternative method under the new NPS OOOOb regulations. The Company believes that this approval could facilitate opportunities to access this new application as a source of future growth.
Research & Innovation
R&I supports both business segments through green chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the three months ended September 30, 2024 and 2023, the Company incurred $0.5 million and $0.8 million, respectively, of research and development expense. For the nine months ended September 30, 2024 and 2023, the Company incurred $1.3 million and $2.2 million, respectively, of research and development expense. The Company expects that its 2024 research and development investment will continue to support new product development, especially in support of enhanced environmental demands and conventional customization initiatives for its clients.
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
Consolidated Results of Operations (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Revenue from external customers	$16,565	$17,806	$47,935	$47,278
Revenue from related party	33,177	29,462	88,332	98,592
Total revenues	49,742	47,268	136,267	145,870
Cost of sales	40,623	38,221	109,159	131,037
Cost of sales %	81.7%	80.9%	80.1%	89.8%
Gross profit	9,119	9,047	27,108	14,833
Gross profit %	18.3%	19.1%	19.9%	10.2%
Selling general and administrative	5,714	6,526	18,056	21,303
Selling general and administrative %	11.5%	13.8%	13.3%	14.6%
Depreciation	220	181	662	530
Research and development	462	757	1,349	2,231
Severance costs	—	2	23	(28)
Gain on sale of property and equipment	—	(38)	(34)	(38)
Gain in fair value of Contract Consideration Convertible Notes Payable	—	—	—	(29,969)
Income from operations	2,723	1,619	7,052	20,804
Operating margin %	5.5%	3.4%	5.2%	14.3%
Interest and other (expense) income, net	(154)	(251)	(691)	1,903
Income before income taxes	2,569	1,368	6,361	22,707
Income tax expense	(37)	(81)	(293)	(98)
Net income	$2,532	$1,287	$6,068	$22,609
Net income %	5.1%	2.7%	4.5%	15.5%
Consolidated revenue for the three months ended September 30, 2024 increased $2.5 million, or 5%, versus the same period of 2023, driven by higher related party activity under the ProFrac Agreement and increased activity in the DA segment, partially offset by decreased accrued Contract Shortfall Fees of $1.2 million and decreased revenue from external customers. Related party revenues in the CT segment are net of $1.6 million and $1.3 million of contract assets amortization for the three months ended September 30, 2024 and 2023, respectively.

Consolidated revenue for the nine months ended September 30, 2024 decreased $9.6 million, or 7%, versus the same period of 2023, driven by lower related party activity under the ProFrac Agreement, partially offset by an increase in accrued Contract Shortfall Fees of $13.8 million. Related party revenues in the CT segment are net of $4.3 million and $3.7 million of contract assets amortization for the nine months ended September 30, 2024 and 2023, respectively.
Consolidated cost of sales for the three months ended September 30, 2024 increased $2.4 million, or 6%, versus the respective period of 2023, primarily due to increased product sales, partially offset by lower freight costs. Gross profit margin during the third quarter of 2024 was lower than the corresponding 2023 period as a result of a shift in product mix and lower Contract Shortfall Fees during the 2024 period. Consolidated cost of sales for the nine months ended September 30, 2024 decreased $21.9 million, or 17%, versus the respective period of 2023, primarily due to decreased product sales under the ProFrac Agreement and lower freight costs. Consolidated cost of sales percentage totaled 82% for the three months ended September 30, 2024 versus 81% in the same period of 2023 and improved to 80% for the nine months ended September 30, 2024 from 90% in the same period of 2023 as a result of higher accrued Contract Shortfall Fees during the nine-month 2024 period, which have no associated costs.
SG&A expenses for the three months ended September 30, 2024 decreased $0.8 million, or 12%, versus the same period of 2023. SG&A expenses for the nine months ended September 30, 2024 decreased $3.2 million, or 15.2%, versus the same period of 2023. The decreases relate primarily to decreased professional fees and salaries partially offset by increased stock compensation expense.
Research and development (“R&D”) costs for the three and nine months ended September 30, 2024 decreased $0.3 million, or 39%, and $0.9 million, or 40%, respectively, versus the same periods of 2023 due to reduced occupancy costs, reduced development costs and reduced legal expenses partially offset by increased third-party testing costs.
Income from operations increased $1.1 million for the three months ended September 30, 2024, versus the same period in 2023. The increase is primarily driven by a $0.8 million decrease in SG&A expenses and $0.3 million decrease in R&D costs for the three months ended September 30, 2024 as compared to the same period of 2023. Income from operations decreased $13.8 million for the nine months ended September 30, 2024, versus the same period in 2023. The decrease is primarily driven by the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the nine months ended September 30, 2023 with no corresponding fair value change in the same period of 2024. This gain was partially offset by a $12.3 million increase in gross profit, a $3.2 million decrease in SG&A expenses and a $0.9 decrease in R&D costs during the nine months ended September 30, 2024 as compared to the same period of 2023.
Interest and other expense for the three months ended September 30, 2024 decreased $0.1 million, driven by decreases in interest related primarily to the Contract Consideration Convertible Notes Payable, which matured and converted in 2023. Interest and other expense for the nine months ended September 30, 2024 decreased $2.6 million driven by the $4.5 million gain for the nine months ended September 30, 2023 related to the partial forgiveness of the Flotek PPP loan with no corresponding activity in 2024. The increase was partially offset by a $1.7 million decrease in interest payments, which related primarily to the Contract Consideration Convertible Notes Payable, which matured and converted in 2023.
The Company’s income tax expense for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from external customers	$14,097	$16,326	$42,143	$41,020
Revenue from related party	32,977	29,252	87,732	98,135
Income from operations	5,559	5,519	17,810	32,694
CT revenue from external customers for the three months ended September 30, 2024 decreased $2.2 million, or 14%, compared to the same period of 2023 driven primarily by decreased domestic activity. Revenue from related party for the three months ended September 30, 2024 increased $3.7 million, or 12.7%, compared to the same period of 2023 primarily driven by increased activity under the ProFrac Agreement partially offset by decreased accrued Contract Shortfall Fees.

CT revenue from external customers for the nine months ended September 30, 2024 increased $1.1 million, or 3%, compared to the same period of 2023 driven primarily by domestic activity partially offset by decreased international activity. Revenue from related party for the nine months ended September 30, 2024 decreased $10.4 million, or 11%, compared to the same period of 2023 primarily driven by decreased activity partially offset by increased accrued Contract Shortfall Fees.
Income from operations for the CT segment for the three months ended September 30, 2024 was $5.6 million compared to $5.5 million the same period of 2023.
Income from operations for the CT segment for the nine months ended September 30, 2024 decreased $14.9 million compared to the same period of 2023. The decrease is primarily due to the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the nine months ended September 30, 2023 with no corresponding valuation changes in the same period of 2024. The decrease was partially offset by increased gross profit of $13.6 million for the nine months ended September 30, 2024 which was related to accrued Contract Shortfall Fees and cost management initiatives.
Data Analytics Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from external customers	$2,468	$1,480	$5,792	$6,258
Revenue from related party	200	210	600	457
Income (loss) from operations	130	(37)	(652)	550
DA revenue from external customers for the three months ended September 30, 2024 increased $1.0 million, or 67%, compared to the same period of 2023 primarily due to increased unit sales. Revenue from related party for the three months ended September 30, 2024 was $0.2 million relating to services provided to ProFrac compared to $0.2 million for the same period in 2023. DA revenue from external customers for the nine months ended September 30, 2024 decreased $0.5 million, or 7%, compared to the same period of 2023 primarily due to reduced unit sales. Revenue from related party for the nine months ended September 30, 2024 was $0.6 million relating to services provided to ProFrac compared to $0.5 million for the same period in 2023.
Income from operations for the DA segment for the three months ended September 30, 2024 increased $0.2 million compared to the same period for 2023 primarily driven by increased activity and cost management initiatives. Income from operations for the DA segment for the nine months ended September 30, 2024 decreased $1.2 million compared to the same period for 2023 primarily driven by decreased activity and increased materials costs.
Corporate and Other Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Loss from operations	$(2,966)	$(3,863)	$(10,106)	$(12,440)

Loss from operations for the three months ended September 30, 2024 decreased $0.9 million, or 23%, compared to the same period of 2023 attributable to decreased personnel costs. Loss from operations for the nine months ended September 30, 2024 decreased $2.3 million, or 19%, compared to the same period of 2023 attributable to decreased professional fees.
Capital Resources and Liquidity
Overview
The Company’s capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the nine months ended September 30, 2024, the Company funded working capital requirements with cash on hand and borrowings under the ABL (defined below).
As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $5.0 million compared to $5.9 million on December 31, 2023. In addition, at November 5, 2024, the Company had approximately $14.0 million in available borrowings under its amended ABL. During the nine months ended September 30, 2024, the Company had $7.1 million of operating income, $5.9 million of cash provided by operating activities, $0.5 million of cash used in investing activities and $6.3 million of cash used in financing activities.

Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan (the “ABL”). During August 2024, the Company entered into a second amendment to the ABL extending the maturity to August 2026, increasing the credit availability and lowering the interest rate spread. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of September 30, 2024, the Company had $1.4 million outstanding under the ABL. During the nine months ended September 30, 2024, the Company incurred $0.7 million in interest and fees related to the ABL. As of September 30, 2024, the Company recorded $0.2 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 10.0% as of September 30, 2024. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of September 30, 2024.
Sources and Uses of Liquidity
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations with cash on hand, availability under the ABL (see Note 9, “Debt and Convertible Notes Payable” in Part I, Item 1 of this Quarterly Report) and other liquid assets. The Company recognized $9.1 million and $2.5 million of gross profit and net income, respectively, during the three months ended September 30, 2024 and recognized $27.1 million and $6.1 million of gross profit and net income, respectively, during the nine months ended September 30, 2024. Further, the Company recognized net cash provided by operating activities of $5.9 million during the nine months ended September 30, 2024. While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement (see Note 16, “Related Party Transactions” in Part I, Item 1 of this Quarterly Report). Related party revenues for the three and nine months ended September 30, 2024 included Contract Shortfall Fees of $6.8 million and $23.8 million, respectively (see Note 16, “Related Party Transactions” in Part I, Item 1 of this Quarterly Report). Related party receivables as of September 30, 2024 included accrued Contract Shortfall Fees of $23.8 million, which will be due in the first quarter of 2025 under the terms of the ProFrac Agreement.
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

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$5,925	$(9,248)
Net cash used in investing activities	(457)	(525)
Net cash (used in) provided by financing activities	(6,329)	1,925
Effect of changes in exchange rates on cash and cash equivalents	6	13
Net change in cash and cash equivalents and restricted cash	$(855)	$(7,835)
Operating Activities
Net cash provided by operating activities was $5.9 million during the nine months ended September 30, 2024 compared to net cash used in operating activities of $9.2 million for the same period of 2023. Consolidated net income for the nine months ended September 30, 2024 was $6.1 million compared to net income of $22.6 million for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, non-cash adjustments to net income totaled $8.7 million as compared to $25.8 million for the same period of 2023.
•For the nine months ended September 30, 2024 non-cash adjustments included non-cash positive adjustments of $0.9 million of stock compensation expense, $4.3 million amortization of contract assets and $1.7 million non-cash lease expense.
•For the nine months ended September 30, 2023 non-cash adjustments included $30.0 million for the change in fair value of Contract Consideration Convertible Notes Payable and $4.5 million related to the partial forgiveness of the PPP loan, partially offset by $2.3 million paid-in-kind interest expense and non-cash negative adjustments of $0.6 million of stock compensation expense.
During the nine months ended September 30, 2024, changes in working capital used $8.9 million of cash as compared to $6.1 million for the same period of 2023.
•For the nine months ended September 30, 2024, changes in working capital resulted primarily from an increase in related party accounts receivable of $12.5 million, decreased third party accounts receivable of $1.3 million and net inventories of $0.5 million along with decreased accrued liabilities and operating lease liabilities of $1.7 million and $2.0 million, respectively, partially offset by increases in accounts payable of $5.7 million, and other assets of $0.8 million.
•For the nine months ended September 30, 2023, changes in working capital resulted primarily from a decrease in accrued liabilities and operating lease liabilities of $3.2 million and $2.6 million, respectively, a decrease in related party accounts receivable of $2.1 million and a decrease in other assets of $0.9 million, partially offset by a $3.5 million increase in third-party accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively, driven by capital expenditures in both periods.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $6.3 million and relates primarily to $6.1 million in net payments on the ABL, payments for loan origination costs, payments to tax authorities for shares withheld from employees and payments for finance leases, partially offset by proceeds from the issuance of stock. Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2023, and relates primarily to payments for forfeited options, payments for loan origination costs, payments to tax authorities for shares withheld from employees and payments on finance leases, offset by $3.4 million in net proceeds from the ABL.

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
In accordance with Exchange Act Rules 13a–15(e) and 15d–15(e), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item3. - Legal Proceedings” in the 2023 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition and/or future results. As of September 30, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended September 30, 2024 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2024 to July 31, 2024	124	$4.92
August 1, 2024 to August 31, 2024	—	$—
September 1, 2024 to September 30, 2024	1,015	$4.52
Total	1,139

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

Date: November 7, 2024

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)