Form 10-K
period 2024-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2025-03-12
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements .☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to o § 240.10D-1(b). .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024 (based on the closing market price on the New York Stock Exchange on June 28, 2024) was approximately $68.8 million. At March 10, 2025, there were 29,827,989 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement in connection with the 2025 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), and in particular, Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc. (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report.
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

PART I
Item 1. Business
General
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company seeks to provide sustainable and optimized chemistry and data technology solutions for both domestic and international energy markets.
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
The Company’s Data Analytics (“DA”) segment provides innovative analytical measurement solutions. The DA segment seeks to deliver real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity.
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
During the second quarter of 2024, the Environmental Protection Agency (“EPA”) designated the Company’s near-infrared spectrometer measurement system as an approved measurement technology with respect to recently enacted flare monitoring regulations. The Company believes this approval could provide new opportunities to grow the DA segment as the Company’s customers evaluate compliance options with respect to the new regulations.
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
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs and providing tangible environmental benefits. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, with whom we have a long-term supply agreement, as well as industrial companies. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies may benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.

ProFrac Supply Agreement
On February 2, 2022, the Company entered into a Chemical Products Supply Agreement with ProFrac Services, LLC, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”). The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The ProFrac Agreement provides that payment of Contract Shortfall Fees is to be made within 30 days after the applicable measurement period. The minimum purchase requirements were not met during the 2023 measurement period of June 1, 2023 through December 31, 2023, and as a result, the Company collected $20.1 million of Contract Shortfall Fees. The minimum purchase requirements were not met during the 2024 measurement period of January 1, 2024 through December 31, 2024, and as a result, the Company recorded revenue related to Contract Shortfall Fees of $32.4 million.
Data Analytics
The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical property measurements are delivered simultaneously on refined fuels, natural gas liquids (NGLs), natural gas, crude oil, and condensates using the industry’s only field-deployable, in-line optical near-infrared spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every fifteen seconds.
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lowering emissions and protecting equipment, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants and independent exploration and production companies. We have developed a line of Verax™ analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both our business segments through green chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the years ended December 31, 2024 and 2023, the Company incurred $1.7 million and $2.5 million, respectively, of research and development expense. The Company expects that its 2025 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
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
•material deviations from normal seasonality for an extended period, which can impact access to operations, reduce performance at manufacturing facilities, restrict our ability to deploy required personnel, cause supply chain interruptions, cause facility damage and impact customer activity levels;
•tropical storms and hurricanes, affecting coastal and offshore operations, flash floods, blizzards, extreme cold weather and other severe weather conditions, which can impact access to operations, reduce performance at manufacturing facilities, restrict our ability to deploy required personnel, cause supply chain interruptions, cause facility damage and impact customer activity levels; and

•pandemics or similar phenomena, which may impact seasonal purchasing and selling cycles.
Product Demand and Marketing
Demand for the Company’s energy-focused products and services in both the CT and DA segments is driven by energy supply and demand, as well as operator desire to improve profitability and returns. Demand for the CT segment’s and, to a lesser extent, the DA segment’s products and services is dependent on levels of conventional and unconventional oil and natural gas well drilling and completion activity, both domestically and internationally. Demand for the Company’s DA segment products and services is also impacted by applicable regulatory requirements.
The Company markets its products to end user customers using both direct and indirect sales channels. These sales channels are accessed using a mix of in-house sales professionals as well as certain contractual agency agreements. The Company also actively participates in industry trade shows, both live and virtual, publishes articles in industry publications, and participates in podcasts and creates other online content to educate the market on its product and service offerings. While the Company’s primary marketing efforts remain focused in North America, resources and efforts are also deployed on emerging international markets, especially in the Middle East and Latin America.
Product revenues include significant sales to related parties as described in Note 17, “Related Party Transactions” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.
Facilities and Offices
See Part I, Item 2 - “Properties,” for information regarding our manufacturing, warehouse and research facilities and sales offices.
Intellectual Property
The Company endeavors to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, EPA registrations and licensing, trade secrets, proprietary designs, and manufacturing and operational expertise, are sufficient to protect its intellectual property and provide continued strategic advantage. As of December 31, 2024, the Company had 138 granted patents, including 114 patents in our CT segment and 24 patents in our DA segment. In addition, the Company also had 4 pending patent applications filed in the U.S. and abroad, including 1 for the CT segment and 3 for the DA segment. The patents of the CT segment cover various chemical compositions and methods of use. The patents of the DA segment cover various systems and methods of use for online determination of chemical composition and data analysis. We believe the duration of our patents is adequate relative to the expected lives of our products. In addition, the Company had 41 registered trademarks in the U.S. and abroad, covering a variety of its goods and services.
Competition
Our ability to compete is dependent upon our ability to differentiate our products and services by providing superior quality and service, and maintaining a competitive cost structure with sufficient and reliable access to raw material supplies. Activity levels in the oilfield goods and services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, customer drilling and completion-designated capital spending, the regulatory environment and customer commitment to improved environmental performance. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the products and services of both the Company and its competitors. The DA segment faces competition from other providers of equipment and services for real-time information in the upstream, midstream, refining and distribution market. The CT segment faces competition from traditional competitors and from wholesalers who are selling directly to customers.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market. The prices paid for raw materials vary based on availability, weather, other commodity price fluctuations, contractual obligations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemistries and certain raw materials could adversely impact future sales, contract fulfillment and product margins. The Company is diligent in its efforts to identify alternate suppliers in its contingency planning utilizing competitive bidding practices to proactively reduce costs and potential supply shortages. The Company has worked to broaden the technical specifications of some products to help ensure that required molecules can be sourced from more than one supplier. The Company has identified multiple supply sources with respect to certain materials used in the DA segment in order to mitigate the potential supply chain risk.
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
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation or associated claims. Several products of the CT segment are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, if any, to remediate any contamination. To the Company’s knowledge, no environmental claims are currently being litigated or investigated with respect to the Company.
Sustainability
Flotek’s vision is to create solutions to reduce the environmental impact of energy on air, water, land and people. Our mission is to be the collaborative partner of choice for sustainable chemistry technology and digital analytics solutions. We believe that targeted specialty chemistry and digital transformation reduce the total cost of ownership and environmental risk of our customers and can transform business by reducing carbon footprints, energy consumption, emissions and overall environmental impact.
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
Human Capital
Employee Overview
As of December 31, 2024, the Company had approximately 142 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally good.
Employees & Health, Safety & Environment
The Company is committed to acting with care to protect the health and safety of people, resources and the environment. Each employee is responsible for working towards the Company’s health, safety and environment (“HSE”) goals, as they are not isolated to certain individuals or roles. We aim to hold each other accountable to a high standard. Thus, every employee is empowered and expected to stop any activity that could jeopardize people, the environment or assets.
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
We have a strong commitment to safety in all aspects of our operations through training, safety culture, and tracking of key safety metrics. For the year ended December 31, 2024, the Company achieved a total recordable incident rate (“TRIR”) of 0.50. TRIR is a key safety performance metric that calculates the number of recordable incidents per full-time workers during a one-year period. Generally a score of less than 1.0 is considered an indication of safe operations.

Compensation: Wages & Benefits
The Company’s compensation programs are designed to provide employee wages that we believe are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our programs to attract, retain and motivate employees to achieve high-impact results that create value for all of our stakeholders. In addition to competitive base wages, all employees are eligible for an annual cash performance bonus, which is based upon both individual performance and certain annual Company financial performance metrics, subject to the Company’s liquidity position and approval by the Company’s Compensation Committee of the Board of Directors.
Benefits are a key component of our compensation program. We engage an outside benefits consulting firm to independently evaluate the effectiveness and competitiveness of our employee benefits program, as well as to tailor our program to the unique needs of the Company’s employee base.
All full-time employees are eligible for comprehensive health insurance, including medical insurance, prescription drug benefits, dental insurance and vision insurance. Additionally, the Company offers flexible spending and health savings accounts, life and disability/accident coverage, telemedicine, critical illness insurance and paid leave. Eligible employees may elect to participate in the Company’s employee stock purchase plan and retirement plans, including its 401(k) plan in the U.S. The Company currently matches U.S. employees’ 401(k) contributions at 100% of up to 2% of an employee’s compensation. The Company also offers access to online and personalized financial planning services as a component of its retirement plan benefit.
The Company continues to prioritize mental health and wellness for employees, maintaining an ongoing dialogue with employees and providing resources through its employee assistance program, which is available to all employees and their families.
Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. We have based our outlook on the market conditions we perceive today. The oil and gas industry is highly cyclical.
Energy Industry
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, leading to the softening in onshore completion activity, the fundamentals for energy-related services remain fairly stable. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we generally expect these companies, as well as major exploration and production companies, to maintain current activity levels over the next 12 months.
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery, and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Based upon our strong results during the fourth quarter of 2024, and customer commitments in early 2025, we anticipate steady demand for our chemistry during 2025.
We believe the expected rise in natural gas demand in the second half of 2025 is likely to drive activity in the Haynesville shale basin, and we expect our established presence, expertise and capabilities to drive growth in this area.
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2025.
We remain focused on driving innovation between the CT and DA segments, promoting opportunities in upstream applications designed to deliver enhanced efficiencies for E&P operators and service companies. We believe that these initiatives will lead to deeper integration between our CT and DA segments, creating a pathway for future growth.
Digital Analytics
The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. We believe Verax™ analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers insight on valuable operations data like vapor pressure, boiling point, flash point, octane level, API (American Petroleum Institute) gravity, viscosity, BTU (British Thermal Unit) and more, simultaneously. We continue to collaborate with our customers to identify further facilities and applications where our technology has the highest value. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. Automated Interface Detection Algorithm (“AIDA”) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time versus traditional lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades. We are also gaining traction leveraging the Verax™ in applications where operators and service companies are using field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing this in real-time allows companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage.
During the second quarter of 2024, the EPA designated the Company’s near-infrared spectrometer measurement system as an approved measurement technology with respect to recently enacted flare monitoring regulations. The optical measurement system, designed for precise measurement of net heating values in flare gases, was the first to be approved as an alternative method under the New Source Performance Standards OOOOb regulations. The Company believes that this approval will facilitate opportunities to provide flare monitoring services, which could become a source of future growth.
Supply Chain
The principal supply issues facing our industry for the next twelve months will include:
•Fluctuating freight costs for shipping to our customers;
•Availability of raw materials;
•Labor shortages;
•Demand forecasting; and
•Unknown impact of tariffs.
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
Available Information and Website
The Company’s website is www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website, as soon as reasonably practicable, subsequent to electronically filing or otherwise providing such material to the SEC. Corporate governance materials, including but not limited to, our Corporate Governance Guidelines, our Board of Directors committee charters, our Bylaws, certain policies, and the Company’s Code of Conduct are also available on the Company’s website. A copy of corporate governance materials is also available upon written request to the Company. Information contained in the Company’s website is not to be considered as part of any regulatory filing.
The Company filed, or furnished, as applicable, all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s Code of Conduct as well as waivers to the Code of Conduct applicable to executive management by posting such changes or waivers on the Company’s website or in filings with the SEC.
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

This Annual Report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic and operational initiatives, and other activities. Forward-looking statements also contain suppositions regarding future oil and natural gas industry and other conditions, both domestically and internationally. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.
Risks Related to the Company’s Business
The Company’s business is largely dependent upon its customers’ spending in the oil and gas industry. Spending could be adversely affected by industry conditions; new or increased governmental regulations; changes to existing governmental regulations; global economic conditions; the availability of credit; and oil and natural gas prices.
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
•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to influence production levels and the impact of non-OPEC producers on global supply;
•availability and quantity of natural gas storage;
•import and export volumes and pricing of liquefied natural gas;
•domestic and international refining activity;
•rising demand for electricity in the U.S. and technological improvements to competing sources of power generation, including wind, solar and hydrogen;
•pipeline capacity to critical markets and out of producing regions;
•cost of exploration, production and transport of oil and natural gas;
•sustained market adoption of green chemistry solutions;
•technological advances impacting energy production and consumption;
•new or increased governmental regulation or changes to existing governmental regulations;
•expectations for inflation and the resulting impact on interest rates;
•the imposition of tariffs or trade sanctions;
•weather conditions; and
•foreign exchange rates.
Volatile commodity prices could adversely impact the activity levels of the Company’s customers.
Demand for the Company’s goods and services may be adversely impacted if volatile economic conditions weaken customer expenditures. It is difficult to predict the pace of industry growth, the direction of oil and natural gas prices, the direction and magnitude of economic activity, the demand for chemistry and data analytics products, and to what extent these conditions could affect the Company. However, reduced cash flow and capital availability could adversely impact the financial condition of the Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company. This could cause a negative impact on the Company’s results of operations and cash flows.
The Company’s reliance on the ProFrac Agreement could adversely impact our financial condition, results of operations and cash flows.
The ProFrac Agreement is a major source of the Company’s liquidity and we expect it to remain so over the term of the contract. Revenues attributable to the ProFrac Agreement represented 62% and 65% of our total revenues during 2024 and 2023, respectively. If the Company became unable to execute the requirements of the agreement financially and operationally, from procuring inventory to meet the needs of ProFrac Services, LLC under the ProFrac Agreement to executing timely billing and collection, the Company’s liquidity could be adversely impacted. Further, our relationship with ProFrac Services, LLC may impact their competitors’ willingness to purchase products from the Company or to seek price concessions from the Company.

We are also dependent on ProFrac Services, LLC’s compliance in meeting their committed activity levels and paying for our products, including any Contract Shortfall Fees, on a timely basis, in accordance with the terms of the ProFrac Agreement. Our financial condition, results of operations and cash flows may be adversely impacted if ProFrac Services, LLC’s financial condition or its spending level under the ProFrac Agreement is negatively impacted and it is unable to pay its outstanding obligations to the Company, including those payments related to Contract Shortfall Fees. As of December 31, 2024, amounts due to the Company from ProFrac Services, LLC totaled $52.4 million, including $32.4 million related to 2024 Contract Shortfall Fees.
ProFrac Services, LLC has the right to terminate the ProFrac Agreement by providing written notice to the Company after the occurrence of any of the following events: (i) the Company’s bankruptcy; (ii) the Company’s failure to produce and deliver the products in accordance with the specifications, or failure to timely deliver products, and the Company has been unable to cure such failure within a commercially reasonable period determined by ProFrac Services, LLC; (iii) the Company fails to meet pricing requirements set forth in the ProFrac Agreement; or (iv) the Company is affected by a force majeure event, and such force majeure event has not been remedied within 30 days of the initial occurrence of such event. ProFrac Services, LLC also has the right to terminate the ProFrac Agreement for any other material breach of the ProFrac Agreement by the Company if the breach is capable of being cured, but is not cured within 30 days after written notice. Termination of the ProFrac Agreement would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. In addition, ProFrac Services, LLC has customary rights to audit our compliance with the terms of the ProFrac Agreement. Any adverse findings during such an audit could have an adverse impact on the Company’s financial condition, results of operations and cash flows.
The Company’s inability to develop and/or introduce new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers, as well as adversely affecting the Company’s future success and profitability.
The industries in which the Company does business are characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of specialty chemistries and data analytical services. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Successful introduction of new technology requires time and resources, and there is no assurance that the Company will be able to commercialize new technology in a timely manner. If the Company fails to successfully develop and introduce innovative products and services at price points that appeal to customers, or if existing or new market competitors develop superior products and services, the Company’s revenue and profitability could deteriorate.
The Company’s business, financial condition, operating results and ability to grow and compete may be affected adversely if adequate capital is not available.
While we believe that our cash, liquid assets, and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. The availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement. The Company may need additional financing sources, including commercial borrowings and issuances of debt and/or equity securities. The Company’s ability to procure debt financing, is dependent on, among other things, the willingness of banks and other financial institutions to lend into the Company’s industry and on their evaluation of the Company’s credit risk. There is no guarantee that the Company will be able to procure additional debt financing or, in the event that it is able to procure additional debt financing, that the financing will be on favorable terms and conditions or at favorable rates of interest. The Company’s ability to access the capital markets, is dependent on, among other things, the willingness of investors to purchase new debt and/or equity issuances from the Company. There is no guarantee that the Company will be able to procure additional capital markets financing or, in the event that is it is able to do so, that the capital raises will be on favorable terms or conditions to the Company. If the Company cannot access capital on acceptable terms, the Company’s business, financial condition and operating results may be adversely affected. Further, the ability of the Company to grow and be competitive in the marketplace may be adversely impacted as the Company may not be able to finance strategic growth plans, take advantage of business opportunities or respond to competitive pressures.
Increased competition could exert downward pressure on prices charged for the Company’s products and services.
The Company operates in a competitive environment populated by large and small competitors and with relatively low barriers to entry. Absent an applicable restrictive covenant, employees of the Company may leave and compete directly with the Company. Competitors with greater resources and lower cost structures or who are trying to gain market share may be successful in providing competing products and services to the Company’s customers at lower prices than the Company currently charges. This may require the Company to lower its prices, resulting in an adverse impact on revenues, margins, and operating results. Thus, competition could have a detrimental impact on the Company’s business.
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
The Company is exposed and, in the future, may be exposed to allegations of patent and other intellectual property infringement from others. The Company may allege infringement of its patents and other intellectual property rights against others. Under either scenario, the Company could become involved in costly litigation or other legal proceedings regarding its patent or other intellectual property rights, from both an enforcement and defensive standpoint. Even if the Company chooses to enforce its patent or other intellectual property rights against a third party, there may be risk that the Company’s patent or other intellectual property rights become invalidated or otherwise unenforceable through legal proceedings. These could result in the Company having to discontinue the use, manufacture and sale of certain products and services, increases in the cost of selling certain products and services, or damage to the Company’s reputation. An award of damages, including material royalty payments, or the entry of an injunction order against the use, manufacture and sale of any of the Company’s products and services found to be infringing, could have an adverse effect on the Company’s results of operations and ability to compete.
Certain of the Company’s products and facilities have been qualified or registered with the EPA. The failure of the Company to maintain such EPA qualifications or registrations could result in the inability of the Company to market or sell its products. In the event that the Company cannot maintain its qualifications, registrations or licenses or is unable to procure new qualifications, licenses or registrations for new products or in response to changes to regulatory requirements, the ability of the Company to sell its products and obtain revenue may be adversely affected.
The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
Revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2024 and 2023, totaled 75% and 73%, respectively. The Company has seen customer concentration risk increase substantially due to its entry into the ProFrac Agreement. Unlike the ProFrac Agreement, our other large customer relationships are typically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. Losses of customers also may occur due to product, service or pricing issues, as well as industry consolidation. The Company competes in a highly competitive environment and must work diligently to create and maintain productive customer relationships, and the failure to maintain those relationships could result in the loss of one or more key customers. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to its customers could have a material adverse effect on the Company’s ability to service its customers’ needs and could result in a significant loss of customers.
Raw materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to the Company’s facilities have historically been impacted by extreme weather conditions. Additionally, prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with our crop dependent raw materials; tariffs and duties on imported materials; evolving geopolitical risks; foreign currency exchange rates; and phases of the general business cycle and global demand.

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
Furthermore, if key suppliers were to experience significant cash flow constraints or become insolvent, a reduction or interruption in supplies or a significant increase in the price of supplies could occur, adversely impacting the Company’s results of operations and cash flows.
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
The new Trump Administration may make substantial changes to fiscal, tax, and international trade policies that may adversely affect our business, financial condition, and results of operations.
The Trump administration has called for substantial change to various fiscal, tax, and international trade policies. We cannot predict the impact, if any, of these changes to our business, financial condition and results of operations. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.
The Company performs credit analysis on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries, which may provide less protection to the Company in the event of a dispute over payment. Because sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. The Company’s sales revenues are concentrated among customers operating in the oil and gas industry. Furthermore, the Company has seen an increase in concentration risk as a result of the Company’s entry into the ProFrac Agreement. If one or more major customers, including ProFrac Services, LLC, are unwilling or unable to pay their obligations to the Company, it could have an adverse effect on the Company’s financial results, liquidity and cash flows.
Cyberattacks may have a significant and adverse impact on the Company’s operations and related financial condition.
The Company relies on access to information systems for operational, reporting and communication functions. Impairments of these systems, such as ransomware and network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Phishing attacks could result in sensitive or confidential information being released by the Company. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company’s policies and procedures, system monitoring and data back-up processes may not prevent or detect potential disruptions or breaches in a timely or effective manner. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. While the Company does carry cybersecurity insurance, the coverage and amount of such insurance may not be sufficient to adequately compensate the Company for cybersecurity loss. See “Item 1C. Cybersecurity” in Part I of this Annual Report.
Unforeseen contingencies such as litigation could adversely affect the Company’s financial condition.
The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving, among other matters, alleged injuries, exposure to hazardous substances, patent infringement, employment matters, commercial disputes and shareholder lawsuits. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have might be insufficient or unavailable to protect against potential loss exposures.

The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.
The Company’s operations are subject to risks inherent in the oil and gas industry, such as, but not limited to, accidents, explosions, fires, severe weather, oil and chemical spills, and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and the environment, as well as suspension of customers’ oil and gas operations. These events could result in damages requiring costly repairs, the interruption of Company business, including the loss of revenue and profits, and/or the Company being named as a defendant in lawsuits asserting large claims. The Company does not have insurance against all foreseeable or unforeseeable risks. Consequently, losses and liabilities arising from uninsured or underinsured events could have an adverse effect on the Company’s business, financial condition and results of operations.
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
•increased administrative burdens;
•lack of customer retention;
•lack of familiarity with applicable legal, regulatory and compliance requirements;
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
The Company’s potential future acquisitions, joint ventures, and divestitures involve risks that could adversely affect the Company’s business. Negotiations of potential acquisitions, joint ventures, or other strategic relationships, integration of newly acquired businesses, and/or dispositions of existing businesses or assets could be time consuming and divert management’s attention from other business concerns. Acquisitions and joint ventures could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions and joint ventures could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additionally, acquisitions could result in the commitment of capital resources without the realization of anticipated returns. Dispositions could result in the loss of future earnings without adequate compensation and the loss of unrealized strategic opportunities.
The Company’s ability to use net operating losses and tax attribute carryforwards to offset future taxable income became limited due to an “ownership change” in 2023.
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
The Company could incur substantial costs to ensure compliance with existing and future laws and regulations. Laws protecting the environment have generally become more stringent and are expected to continue to evolve and become more complex and restrictive in the future. Failure to comply with applicable laws and regulations could result in material expense associated with future environmental compliance and remediation. The Company’s costs of compliance could also increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for, and production of, oil and natural gas which, in turn, could limit demand for the Company’s products and services. Some environmental laws and regulations could also impose joint and strict liability, meaning that the Company could be exposed in certain situations to increased liabilities as a result of the Company’s conduct that was lawful at the time it occurred or conduct of, or conditions caused by, third parties. Remediation expense and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on the Company’s financial condition and results of operations.
The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk, and other uncertainties.
Less than 10 % of the Company’s revenue for the year ended December 31, 2024 was from customers based outside of the U.S. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:
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
The Company’s international operations must be compliant with the Foreign Corrupt Practices Act and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The current sanctions imposed on trade with Russia do not currently directly impact us because the Company does not have any activity within that region. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. The Company conducts, and will continue to conduct, business in currencies other than the U.S. dollar. Historically, the Company has not hedged against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
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
Regulations restricting volatile organic compounds (“VOC”) exist in many states and/or communities, which limit demand for certain products. Changes in the perception of VOCs, increased consumer activism against hydraulic fracturing or other regulatory or legislative actions by governments could potentially result in materially reduced demand for the Company’s products and services and could adversely affect the Company’s business, financial condition, and results of operations.
Perceptions and related usage of chemistry solutions that are currently considered safe and acceptable, within specified parameters, may be subject to change in future periods as research and testing of environmental impacts mature.
Changes in laws and regulations relating to hydraulic fracturing may have a negative effect on the Company’s operations.
The majority of the Company’s revenue is generated from its CT segment and the majority of the CT segment’s revenue is derived from customers engaged in hydraulic fracturing services. Some states have adopted regulations which require operators to publicly disclose certain formulation information. These regulations could require the reporting and public disclosure of the Company’s proprietary chemistry formulas. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas production activity and could have an adverse effect on the Company’s future results of operations.
Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and services and adversely affect the Company’s business, financial condition, results of operations, stock price or access to capital markets.
Climate change, environmental, social and governance (“ESG”) initiatives and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where the Company operates to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from the Company’s operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued political and regulatory initiatives to reduce the reliance upon oil and natural gas, demand for hydrocarbons may be reduced, which could have an adverse effect on the Company’s business, financial condition, and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and natural gas industry and therefore significantly reduce the value of the Company’s business.
Certain financial institutions, institutional investors and other sources of capital have limited or eliminated their investment in financing of certain energy-related activities due to concerns about climate change, which could make it more difficult for our customers and for the Company to finance our respective businesses. Increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase the Company’s costs or otherwise adversely affect our business or results of operations.
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
Worldwide economic uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets may impact the worldwide economic climate. Geopolitical unrest around the world may also impact demand for the Company’s products and services both domestically and internationally.
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
The markets for the Company’s products, especially oil and gas markets, have historically been very volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending levels. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Future declines in oil or gas prices could adversely affect the Company’s business, financial condition, and results of operations. The Company presently does not hedge oil and natural gas prices.
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
Our DA segment may be negatively affected by government regulations.
The demand for our equipment and services offerings in our DA segment could be materially affected by additional regulations or changes to existing regulations on the upstream, midstream, and downstream portions of the oil and gas sectors. Additional regulation on oil and gas production, transportation, or processing of hydrocarbons may result in significantly reduced demand for our offerings, either individually or as a result of a decline in the overall oil and gas markets in the United States and abroad. Changes to existing regulations related to the energy industry could also materially affect our DA segment. During the second quarter of 2024, the EPA designated one of our DA segment’s measurement systems as an approved measurement technology with respect to recently enacted flare monitoring regulations. The optical measurement system, designed for precise measurement of net heating values in flare gases, was the first to be approved as an alternative method under the New Source Performance Standards OOOOb regulations. Following the EPA’s approval of our analyzer, we recognized our first revenues from flare monitoring in August 2024. We believe that this approval could facilitate opportunities to access this new application as a source of future growth; however, future changes in EPA regulations could impact or eliminate the applicability of the measurement system and have an adverse effect on our results of operations. In addition, our products are subject to export control laws and regulations, and changes to those laws and regulations may negatively impact our ability to pursue international opportunities. Disruptions to pipelines and refineries, whether due to regulation, weather, demand, or other factors, may also have a materially adverse effect on our ability to derive revenue from our DA segment. Adjustments to our DA segment’s commercial strategy, with a shift towards subscription revenue and away from equipment sales, and the market’s response to that strategy, may materially and adversely affect revenues in the near term, even if the strategic shift is successful, due to longer payback periods on subscription models.
Severe weather could have an adverse impact on the Company’s business.
The Company’s business could be materially and adversely affected by severe weather conditions. Hurricanes, tropical storms, flash floods, blizzards, extreme cold weather, and other severe weather conditions could result in curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials, and loss of productivity. If the Company’s customers are unable to operate or are required to reduce operations due to severe weather conditions, and as a result curtail purchases of the Company’s products and services, the Company’s business could be adversely affected.
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
•issuances of common stock or other securities in the future, including warrants convertible into the Company’s common stock;
•additions or departures of key personnel;
•inability of either party to perform its obligations under our agreement with ProFrac Services, LLC regarding the purchase of our chemicals;
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
The Company’s common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole and it may be difficult to sell large numbers of our shares at prevailing trading prices.
As a result of the thin trading market for shares of our common stock, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float, shares of our common stock will be less liquid than the shares of common stock of companies with broader public ownership, and as a result, it may be difficult for investors to sell the number of shares they desire at an acceptable price. Trading of a relatively small volume of shares of our common stock may have a greater effect on the trading price than would be the case if our public float were larger. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.
The Company’s relationship with ProFrac Services, LLC and certain of its affiliates may create a conflict of interest.
The Company derived 62% and 65% of its revenue for the years ended December 31, 2024 and 2023, respectively, from ProFrac Services LLC. In addition to being the Company’s largest customer, certain affiliates of ProFrac Services LLC, entered into various convertible debt transactions with the Company during 2022, which were subsequently converted into shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in 2023 (see Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions,” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report). As a result, ProFrac Holdings, LLC or its affiliates owned approximately 51% of the Company’s common stock as of December 31, 2024 making them the Company’s largest shareholder. In addition, ProFrac Holdings, LLC currently consolidates the Company’s financial results in its financial results and also has the right to elect four out of seven members of the Company’s Board of Directors. Pursuant to this right, Matt Wilks was nominated and elected to serve on our Board at the Company’s 2022 annual meeting of shareholders and Evan Farber was appointed to our Board on October 11, 2022. As a result of the operational and financial relationship with ProFrac Services LLC and its affiliates, as the Company’s largest customer, a Board member and the Company’s majority shareholder, certain conflicts of interest may occur.
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
ProFrac Holdings, LLC, together with its affiliates, owned approximately 51% of our common stock as of December 31, 2024 making them our largest shareholder. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
The Company has no current plans to pay dividends on the Company’s common stock, and, therefore, investors will have to look to stock appreciation for return on investments.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
The Company faces a variety of cybersecurity threats that could impact its business, financial condition, results of operations, cash flows or reputation. The Company has established a Cybersecurity Incident Response Team (the “CIRT”) to develop and continually enhance a cyber incident response plan, which guides the Company in identification, containment, eradication and recovery from cybersecurity incidents. The CIRT is led by the Company’s Director of Information Technology (the “Director of IT”), who reports to the Company’s Chief Financial Officer. The Director of IT has a formal education in Computer Information Systems and is a Microsoft Certified Information Systems Professional with 28 years of experience. The Director of IT has comprehensive experience in cybersecurity controls, including intrusion detection, network security, operating systems, incident response and a track record of identifying cyber risks and implementing countermeasures to mitigate cyber attacks.
The CIRT is charged with the evaluation and implementation of incident response tools, and the implementation of mandatory training procedures and exercises to mitigate and remediate potential cybersecurity incidents. The CIRT members are comprised of representatives from management, including the Company’s Chief Executive and Financial Officers, information technology, legal and communications teams. The CIRT reports to the Risk & Sustainability Committee of the Company’s Board of Directors, which is tasked with oversight of the general risk and sustainability programs of the Company. The Board has an active role in overseeing management of the Company’s risks and regularly reviews information regarding the Company’s operations, liquidity and associated risks. While each committee of the Board is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board is regularly informed through committee reports.
The Company uses several real-time systems for detecting potential threats to its systems, devices and user accounts. In addition, the Company reviews controls implemented by its third-party service providers to ensure that the providers’ controls have been designed to effectively mitigate cybersecurity risks that could affect the Company’s systems. The Company also engages third-party consultants to evaluate its security and disclose any potential weaknesses within the Company’s systems. The CIRT reviews the findings of these evaluations and will determine the steps required to minimize the effects of any discovered weaknesses and implement changes as deemed necessary. The Company’s information technology team is tasked with the initial assessment of a suspected incident and evaluates the suspected incident based on the Company’s cybersecurity policy.
In the event of an incident, we intend to follow our cyber incident response plan. Any assessment that is deemed an actionable incident would trigger an alert to the CIRT. The CIRT will further assesses the incident according to a predefined scale (e.g., low, medium, high and critical) and initiate the Company’s incident response plan and communication protocols. The CIRT, in conjunction with the Risk and Sustainability Committee, will assess the materiality of the incident with respect to the rules, regulations and disclosure requirements of the SEC and NYSE. See “Risk Factors” in Item 1A of this Annual Report. As of December 31, 2024, we have not identified any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.
Item 2. Properties
The Company operates three manufacturing facilities, a corporate headquarters and a research facility in the U.S. The Company owns two of these facilities and the remainder are leased with lease terms that expire from 2025 through 2030. Internationally, the Company leases a warehouse and a sales office in Dubai, United Arab Emirates. The following table sets forth our facility locations:

Segment	Owned/Leased	Location
Chemistry Technologies	Owned	Marlow, Oklahoma
Chemistry Technologies	Owned	Raceland, Louisiana
Chemistry Technologies	Leased	Dubai, United Arab Emirates
Chemistry Technologies	Leased	Dubai, United Arab Emirates
Chemistry Technologies	Leased	Houston, Texas
Data Analytics	Leased	Austin, Texas
Corporate Headquarters	Leased	Houston, Texas
Item 3. Legal Proceedings
For a discussion of our legal proceedings, please refer to Note 12, “Commitments and Contingencies” in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the NYSE under the stock ticker symbol “FTK.” As of the close of business on March 7, 2025, there were approximately 36 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. The Company has never declared or paid cash dividends on its common stock. The Company has no current plans to declare dividends on its common stock.
Unregistered Sales of Equity Securities
During the year ended December 31, 2024, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended December 31, 2024, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1, 2024 to October 31, 2024	—	$—
November 1, 2024 to November 30, 2024	102	$6.56
December 1, 2024 to December 31, 2024	15,700	$8.35
Total	15,802
(1)     The Company purchases shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Part 1, including the matters set forth in Item 1.A. Risk Factors, and our audited consolidated financial statements and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act , and is subject to the safe harbor created by those sections. As a result of many risks and uncertainties, including those factors set forth in Item 1.A. Risk Factors of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Forward-Looking Statements.” These forward-looking statements are made as of the date of this Annual Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by applicable law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.
Executive Summary
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty chemistry and data technology company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company seeks to provide sustainable and optimized chemistry and data technology solutions for both domestic and international energy markets.
The Company’s two operating segments, CT and DA, are supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
Company Overview
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs, and providing tangible environmental benefits. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, with whom we have a long-term supply agreement, as well as industrial companies. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies may benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into a Chemical Products Supply Agreement with ProFrac Services, LLC, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The ProFrac Agreement provides that payment of Contract Shortfall Fees is to be made within 30 days after the applicable measurement period. The measurement period for Contract Shortfall Fees during 2023 was June 1, 2023 through December 31, 2023. Related party revenues for the year ended December 31, 2023 reflected Contract Shortfall Fees of $20.1 million. The minimum purchase requirements were not met during the 2024 measurement period of January 1, 2024 through December 31, 2024 and, as a result, the Company recorded revenue related to Contract Shortfall Fees of $32.4 million.
Data Analytics
The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical property measurements are delivered simultaneously on refined fuels, natural gas liquids (“NGLs”), natural gas, crude oil, and condensates using the industry’s only field-deployable, in-line optical near-infrared spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver valuable insights every fifteen seconds.
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lowering emissions and protecting equipment, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants and independent exploration and production companies. We have developed a line of Verax™ analyzers for deployment internationally, which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both our business segments through green chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA performance, optimization and manufacturing. For the years ended December 31, 2024 and 2023, the Company incurred $1.7 million and $2.5 million, respectively, of research and development expense. The Company expects that its 2025 research and development investment will continue to support new product development and customization initiatives for its clients.
Consolidated Results of Operations (in thousands)

	Years ended December 31,
	2024	2023
Revenue
Revenue from external customers	$71,263	$66,518
Revenue from related party	115,762	121,540
Total revenues	187,025	188,058
Cost of sales	147,639	163,795
Cost of sales %	78.9%	87.1%
Gross profit	39,386	24,263
Gross profit %	21.1%	12.9%
Selling, general and administrative	24,709	27,827
Selling, general and administrative %	13.2%	14.8%
Depreciation	891	734
Research and development	1,714	2,486
Gain on disposal of property and equipment	(124)	(38)
Gain in fair value of contract consideration convertible notes payable	—	(29,969)
Income from operations	12,196	23,223
Operating margin %	6.5%	12.3%
Other income (expense)
Paycheck protection plan loan forgiveness	—	4,522
Interest expense and other income, net	(1,049)	(2,883)
Total other (expense) income	(1,049)	1,639
Income before income taxes	11,147	24,862
Income tax expense	(649)	(149)
Net income	$10,498	$24,713
Net income %	5.6%	13.1%

Consolidated revenue for the year ended December 31, 2024 decreased $1.0 million versus the same period of 2023. The decrease in revenue during the year ended December 31, 2024 was driven primarily by a decrease in activity under the ProFrac Agreement, partially offset by increased Contract Shortfall Fees and higher revenue from external customers and higher DA revenues.
Consolidated cost of sales for the year ended December 31, 2024 decreased $16.2 million, or 10%, versus the same period of 2023. The decrease is primarily driven by decreased activity with ProFrac Services, LLC and lower freight and equipment rental costs due to the decreased volume of business, partially offset by higher costs related to increased non-related party volumes and increased salaries and wages. The reduction in cost of sales as a percentage of revenue in 2024 was the result of higher revenue from Contract Shortfall Fees, which have no associated costs.
Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the year ended December 31, 2024, decreased $3.1 million, or 11%, versus the same period of 2023 as a result of reduced legal fees in 2024, partially offset by higher stock compensation expense.
Research and development (“R&D”) costs decreased $0.8 million, or 31%, for the year ended December 31, 2024, versus the same period of 2023 driven by lower personnel costs resulting from headcount optimization.
Operating income decreased by $11.0 million to $12.2 million for the year ended December 31, 2024 versus the same period in 2023. The decrease in 2024 is primarily due to the $30.0 million gain in fair value of the Contract Consideration Convertible Notes Payable for the year ended December 31, 2023 with no corresponding activity for the year ended December 31, 2024, partially offset by a $15.1 million increase in gross profit resulting from higher Contract Shortfall Fees, a $3.1 million decrease in SG&A expenses and a $0.8 million decrease in R&D expenses.
Total other (expense) income for the year ended December 31, 2024 decreased $2.7 million, driven primarily by a $4.5 million gain for the forgiveness of the Flotek PPP loan during 2023 with no corresponding activity in 2024, partially offset by a $1.8 million decrease in interest expense related to the maturity of the Contract Consideration Convertible Notes Payable in the first half of 2023.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Years ended December 31,
	2024	2023
Revenue from external customers	$63,214	$59,016
Revenue from related party	114,947	120,903
Income from operations	26,602	39,043

CT revenue from external customers for the year ended December 31, 2024, increased $4.2 million, or 7% compared to 2023 due to increased sales with both new and existing customers. Revenue from related party for the year ended December 31, 2024, including accrued Contract Shortfall Fees, decreased $6.0 million, or 5%, primarily driven by decreased product sales under the ProFrac Agreement, partially offset by increased Contract Shortfall Fees.
Income from operations for the CT segment for the year ended December 31, 2024 decreased $12.4 million, compared to 2023. The decrease was driven by the gain in fair value of the Contract Consideration Convertible Notes Payable of $30.0 million for the year ended December 31, 2023 without corresponding activity for the year ended December 31, 2024, partially offset by an increase in gross profit of $15.9 million attributable to higher Contract Shortfall Fees and lower freight costs.
Data Analytics Results of Operations:

	Years ended December 31,
	2024	2023
Revenue from external customers	$8,049	$7,502
Revenue from related party	815	637
Loss from operations	(939)	(53)

DA external customer revenue for the year ended December 31, 2024, increased $0.5 million, or 7%, compared to revenue for 2023. The increase was driven by increased service sales primarily related to the Company’s near-infrared spectrometer measurement system, partially offset by decreased product sales. Related party revenue increased by $0.2 million, or 28%, compared to 2023 relating to services provided to ProFrac Services, LLC outside of the ProFrac Agreement.
Loss from operations for the DA segment for the year ended December 31, 2024 increased $0.9 million compared to 2023. The increase in losses was primarily due to increased cost of sales related to the change in contingent earnout valuations (see Note 10) and credits included in cost of sales for the year ended December 31, 2023 with no corresponding activity for the year ended December 31, 2024.

Corporate and Other Results of Operations:

	Years ended December 31,
	2024	2023
Loss from operations	$(13,467)	$(15,767)
Loss from operations for the year ended December 31, 2024 decreased by $2.3 million, or 15%, compared to the same period of 2023 due to decreased professional fees, partially offset by increased stock compensation expense.
Capital Resources and Liquidity
Overview
The Company’s capital requirements relate to the acquisition and maintenance of equipment and funding of working capital requirements. During the year ended December 31, 2024, the Company funded working capital requirements with cash on hand and borrowings under the ABL (defined below).
As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $4.4 million compared to $5.9 million on December 31, 2023. In addition, at March 10, 2025, the Company had approximately $15 million in available borrowings under the ABL. During the year ended December 31, 2024, the Company had $12.2 million of operating income, $3.4 million of cash provided by operating activities, $1.8 million of cash used in investing activities and $3.1 million of cash used in financing activities. While we believe our cash and cash equivalents, cash generated from operating activities, which includes the collection of the Contract Shortfall Fees as described further below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due, uncertainty surrounding the long-term stability and strength of the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during the 2024 measurement period of January 1, 2024 through December 31, 2024, and as a result, the Company recorded revenue related to Contract Shortfall Fees of $32.4 million, of which $15.0 million was collected through March 12, 2025.
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023 and again in August 2024 (as amended, the “ABL”). The August 2024 amendment to the ABL extended the maturity to August 2026, increased the credit availability and lowered the interest rate spread. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of December 31, 2024, the Company had $4.8 million outstanding under the ABL. During the year ended December 31, 2024, the Company incurred $0.7 million in interest and fees related to the ABL. As of December 31, 2024, the Company recorded $0.3 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.5% and 11.0% as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the weighted-average interest rate was 10.8%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of December 31, 2024.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Years ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,361	$(11,297)
Net cash used in investing activities	(1,816)	(1,014)
Net cash (used in) provided by financing activities	(3,116)	5,928
Effect of changes in exchange rates on cash and cash equivalents	124	(54)
Net change in cash, cash equivalents and restricted cash	$(1,447)	$(6,437)
Operating Activities
Net cash provided by (used in) operating activities was $3.4 million and ($11.3) million during the years ended December 31, 2024 and 2023, respectively. Consolidated net income for the years ended December 31, 2024 and 2023 was $10.5 million and $24.9 million, respectively.
During the year ended December 31, 2024, non-cash adjustments to net income totaled $11.2 million as compared to $22.8 million for the same period of 2023.
•For the year ended December 31, 2024, non-cash adjustments included amortization of contract assets of $5.6 million, stock compensation expense of $1.4 million and non-cash lease expense of $2.1 million primarily due to ROU Asset amortization for equipment leases. Non-cash adjustments also include $0.9 million of depreciation expense, $0.3 million of amortization of loan origination costs and the provision for excess and obsolete inventory of $0.6 million.
•For the year ended December 31, 2023, non-cash adjustments included a $30.0 million gain on the fair value valuation of the Contingent Convertible Notes, a gain of $4.5 million for the Flotek PPP loan forgiveness, paid-in-kind interest on the Convertible Notes Payable and Contract Consideration Convertible Notes Payable of $2.3 million, amortization of contract assets and convertible note issuance costs of $5.0 million and $0.1 million, respectively, and stock compensation of ($0.3) million. The non-cash adjustment for the provision for excess and obsolete inventory was $1.0 million and depreciation was $0.7 million. Non-cash lease expense was $3.0 million primarily due to ROU Asset amortization for equipment leases which were added in 2022.
During the year ended December 31, 2024, changes in working capital used $18.5 million of cash as compared to $13.2 million used for the same period of 2023.
•For the year ended December 31, 2024, changes in working capital resulted primarily from increases in accounts receivable, including related party, of $21.6 million, and an increase in inventories of $0.7 million. Accrued liabilities increased $5.7 million and operating lease liabilities decreased $2.4 million primarily due to payments on equipment leases.
•For the year ended December 31, 2023, changes in working capital resulted primarily from increases in accounts receivable, including related party, of $6.5 million, and a decrease in inventories of $1.9 million due to reduced sales with ProFrac Services, LLC in late 2023. Accounts payable and accrued liabilities decreased $1.7 million and $2.6 million, respectively. The decrease in accrued liabilities is primarily due to accrued severance, sales taxes and professional fees, partially offset by higher bonus accruals. Operating lease liabilities decreased $3.4 million primarily due to payments on equipment leases.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $1.8 million primarily due to capital additions, including new equipment and sensors expected to be utilized in flare monitoring. Net cash used in investing activities for the year ended December 31, 2023 was $1.0 million primarily due to system enhancements and capital additions.
Financing Activities
Net cash used in financing activities was $3.1 million for the year ended December 31, 2024, primarily from $2.7 million in net payments on the ABL and $0.4 million in payments for loan origination fees and shares withheld for taxes.

Net cash provided by financing activities was $5.9 million for the year ended December 31, 2023, primarily from net proceeds from the ABL. Net cash provided was partially offset by severance payments attributed to our former chief executive officer’s forfeited vested stock options, loan origination fees, and payments for shares withheld for taxes.
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
Reserve for Excess and Obsolete Inventory
Inventories consist of raw materials and finished goods and are stated at the lower of cost or market determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead.
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
At December 31, 2024 and 2023, the reserve for excess and obsolete inventory was $5.2 million and $6.1 million, or 28.2% and 32.3% of inventory, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess and obsolete inventory.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements,” in Part II, Item 8 — “Financial Statements” of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, which primarily includes market risk from changes in interest rates, raw material prices, freight costs and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates, commodity prices, freight or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Foreign Currency Exchange Risk
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and has limited exposure to foreign currency risk in its international operations. During 2024, approximately 4.9% of revenue was denominated in non-U.S. dollar currencies and substantially all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase.

A 10% devaluation in average foreign currency exchange rates for the U.S. dollar would have resulted in a $0.9 million decrease to our revenues for the year ended December 31, 2024. The Company has not historically used swaps or foreign currency hedges, however, the Company may utilize swaps or foreign currency hedges in the future.
Commodity and Freight Risk
The Company, and the CT segment in particular, primarily relies upon supply relationships to meet many of its raw material needs. Commodity and freight price increases are passed along to the Company’s customers, where applicable or possible. The Company presently does not utilize commodity derivative instruments but may consider utilizing forms of hedging to mitigate the effects of rising commodity prices on its supplies, in the future.
Interest Rate Risk
The Company is subject to interest rate risk under its ABL, which bears interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.5% and 11.0% as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the weighted-average interest rate was 10.8%. During the year ended December 31, 2024, the Company incurred $0.7 million in interest and fees related to the ABL. Based upon ABL borrowings outstanding as of December 31, 2024 of $4.8 million, a 100 basis point change in interest rates would have resulted in an approximate $0.1 million change to our annual interest expense.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Flotek Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flow, and stockholders’ equity for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recoverability of contract assets
As described in Note 2 to the Company’s consolidated financial statements, the Company’s contract assets represent consideration issued in the form of convertible notes and other incremental costs related to obtaining the ProFrac Agreement. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. As described in Note 4, the Company had recorded contract assets, net of $69.0 million as of December 31, 2024.
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
Houston, Texas
March 12, 2025

FLOTEK INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,404	$5,851
Restricted cash	102	102
Accounts receivable, net of allowance for credit losses of $447 and $745 at December 31, 2024 and December 31, 2023, respectively	17,386	13,687
Accounts receivable, related party, net of allowance for credit losses of $0 at December 31, 2024 and December 31, 2023, respectively	52,370	34,569
Inventories, net	13,303	12,838
Other current assets	2,952	3,564
Current contract asset	5,939	5,836
Total current assets	96,456	76,447
Long-term contract asset	63,105	68,820
Property and equipment, net	6,178	5,129
Operating lease right-of-use assets	3,326	5,030
Deferred tax assets, net	51	300
Other long-term assets	1,680	1,787
TOTAL ASSETS	$170,796	$157,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,073	$31,705
Accrued liabilities	5,912	5,890
Income taxes payable	48	45
Current portion of operating lease liabilities	1,486	2,449
Current portion of finance lease liabilities	—	22
Asset-based loan	4,789	7,492
Current portion of long-term debt	60	179
Total current liabilities	50,368	47,782
Deferred revenue, long-term	14	35
Long-term operating lease liabilities	6,514	7,676
Long-term debt	—	60
TOTAL LIABILITIES	56,896	55,553
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,938,073 shares issued and 29,826,508 shares outstanding at December 31, 2024; 30,772,837 shares issued and 29,664,130 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	464,620	463,140
Accumulated other comprehensive income	251	127
Accumulated deficit	(316,308)	(326,806)
Treasury stock, at cost; 1,111,565 and 1,108,707 shares at December 31, 2024 and December 31, 2023, respectively	(34,666)	(34,504)
Total stockholders’ equity	113,900	101,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,796	$157,513
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2024	2023
Revenue:
Revenue from external customers	$71,263	$66,518
Revenue from related party	115,762	121,540
Total revenues	187,025	188,058
Cost of sales	147,639	163,795
Gross profit	39,386	24,263
Operating costs and expenses:
Selling, general, and administrative	24,709	27,827
Depreciation	891	734
Research and development	1,714	2,486
Gain on sale of property and equipment	(124)	(38)
Gain in fair value of Contract Consideration Convertible Notes Payable	—	(29,969)
Total operating costs and expenses	27,190	1,040
Income from operations	12,196	23,223
Other income (expense):
Paycheck protection plan loan forgiveness	—	4,522
Interest expense	(1,095)	(2,857)
Other income (expense), net	46	(26)
Total other (expense) income	(1,049)	1,639
Income before income taxes	11,147	24,862
Income tax expense	(649)	(149)
Net income	$10,498	$24,713

Income (loss) per common share:
Basic	$0.36	$1.00
Diluted	$0.34	$(0.10)

Weighted average common shares:
Weighted average common shares used in computing basic income (loss) per common share	29,534	24,830
Weighted average common shares used in computing diluted income (loss) per common share	30,889	28,377

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2024	2023
Net income	$10,498	$24,713
Other comprehensive income:
Foreign currency translation adjustment	124	(54)
Comprehensive income	$10,622	$24,659

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$10,498	$24,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of contingent consideration	71	(527)
Change in fair value of Contract Consideration Convertible Notes Payable	—	(29,969)
Amortization of convertible note issuance costs	—	83
Paid-in-kind interest expense	—	2,284
Amortization of contract assets	5,612	5,033
Depreciation	891	734
Amortization of asset-based loan origination costs	314	121
Provision for credit losses, net of recoveries	181	138
Provision for excess and obsolete inventory	645	959
Gain on sale of property and equipment	(124)	(38)
Non-cash lease expense	2,094	3,014
Stock compensation expense	1,366	(254)
Deferred income tax expense	249	104
Paycheck protection plan loan forgiveness	—	(4,522)
Changes in current assets and liabilities:
Accounts receivable	(3,880)	5,311
Accounts receivable, related party	(17,801)	(11,886)
Inventories	(1,110)	1,938
Income tax receivable	8	—
Other assets	561	(836)
Accounts payable	6,368	(1,670)
Accrued liabilities	(70)	(2,575)
Operating lease liabilities	(2,515)	(3,391)
Income taxes payable	3	(53)
Interest payable	—	(8)
Net cash provided by (used in) operating activities	3,361	(11,297)
Cash flows from investing activities:
Capital expenditures	(1,940)	(1,081)
Proceeds from sale of assets	124	67
Net cash used in investing activities	(1,816)	(1,014)
Cash flows from financing activities:
Payment for forfeited stock options	—	(617)
Payments on long term debt	(179)	(149)
Proceeds from asset-based loan	166,950	68,716
Payments on asset-based loan	(169,653)	(61,224)
Payment of asset-based loan origination costs	(164)	(574)
Payments to tax authorities for shares withheld from employees	(162)	(268)
Proceeds from issuance of stock under Employee Stock Purchase Plan	114	77
Payments for finance leases	(22)	(33)
Net cash (used in) provided by financing activities	(3,116)	5,928
Effect of changes in exchange rates on cash and cash equivalents	124	(54)
Net change in cash and cash equivalents and restricted cash	(1,447)	(6,437)
Cash and cash equivalents at the beginning of period	5,851	12,290
Restricted cash at the beginning of period	102	100
Cash and cash equivalents and restricted cash at beginning of period	5,953	12,390
Cash and cash equivalents at end of period	4,404	5,851
Restricted cash at the end of period	102	102
Cash and cash equivalents and restricted cash at end of period	$4,506	$5,953
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Year Ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	10,498	10,498
Foreign currency translation adjustment	—	—	—	—	—	124	—	124
Stock issued under employee stock purchase plan	—	—	(31)	—	114	—	—	114
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Restricted stock units vested	71	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,366	—	—	1,366
Shares withheld to cover taxes	—	—	23	(162)	—	—	—	(162)
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900

Year Ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
	(As adjusted, see Note 13)
Balance, December 31, 2022	13,986	$1	1,021	$(34,251)	$388,184	$181	$(351,519)	$2,596
Net income	—	—	—	—	—	—	24,713	24,713
Foreign currency translation adjustment	—	—	—	—	—	(54)	—	(54)
Stock issued under employee stock purchase plan	—	—	(20)	—	77	—	—	77
Restricted stock granted	146	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	66	—	—	—	—	—
Restricted stock units vested	82	—	—	—	—	—	—	—
Forfeited stock options purchased	—	—	—	—	(617)	—	—	(617)
Stock compensation expense	—	—		—	(254)	—	—	(254)
Shares withheld to cover taxes	(3)		42	(253)	(15)	—	—	(268)
Exercise of pre-funded warrants	4,228	—	—	—	—	—	—	—
Issuance of stock warrants, net of transaction fee	—	—	—	—	15,092	—	—	15,092
Conversion of convertible notes payable to Pre-Funded Warrants	—	—	—	—	11,040	—	—	11,040
Conversion of convertible notes payable to Common Stock	1,723	1	—	—	8,996	—	—	8,997
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable to Common Stock	10,583	1	—	—	40,637	—	—	40,638
Other	35	—	—	—	—	—	—	—
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. The Company seeks to provide sustainable and optimized chemistry and data technology solutions for both domestic and international energy markets.
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages and distributes specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
The Company’s Data Analytics (“DA”) segment provides innovative analytical measurement solutions. The DA segment seeks to deliver real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity.
The Company’s operating segments, CT and DA, are supported by its Research & Innovation (“R&I”) advanced laboratory capabilities. For further discussion of our operations and segments, see Note 17, “Business Segment, Geographic and Major Customer Information.”
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
Restricted Cash
The Company’s restricted cash was $0.1 million and $0.1 million as of December 31, 2024 and 2023, respectively. The Company’s restricted cash as of December 31, 2024 and 2023 consisted of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance, beginning of year	$745	$623
Charges to provision for credit losses, net of recoveries	181	138
Write-offs	(479)	(16)
Balance, end of year	$447	$745
As of December 31, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (see Note 17, “Related Party Transactions”).
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
The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. Based on our tests of recoverability, we did not identify an impairment of the contract assets during the years ended December 31, 2024 and 2023.
Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials and finished goods inventories exceeds current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. Write-downs or write-offs of inventory are charged to cost of sales.
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
Property and equipment, including ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable, the Company first compares the carrying amount of an asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset, the Company will determine the fair value of the asset or asset group. The amount of impairment loss recognized is the excess of the asset or asset group’s carrying amount over its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
party independent appraisals, as considered necessary. There were no impairments of property and equipment, including ROU assets, during the years ended December 31, 2024 and 2023.
Assets to be disposed of are reported as assets held for sale at the lower of the carrying amount or the asset’s fair value less cost to sell and depreciation is ceased. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Leases
The Company leases certain facilities, land, vehicles, and equipment. The Company determines if an arrangement is classified as a lease at inception of the arrangement. The Company recognizes an ROU asset and a lease liability at the lease commencement date.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company provides subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the years ended December 31, 2024 and 2023.
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
Foreign Currency Translation
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and substantially all assets and liabilities of the Company are denominated in U.S. dollars. Financial statements of foreign subsidiaries that are not U.S. dollar functional currency are prepared using the currency of the primary economic environment of the foreign subsidiaries as the functional currency. Assets and liabilities of those foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income within stockholders’ equity.
Comprehensive Income
Comprehensive income encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive income includes consolidated net income and foreign currency translation adjustments.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Warrants
The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “Pre-Funded Warrants”) (see Note 13, “Stockholders’ Equity”) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the Pre-Funded Warrants within additional paid in capital in the consolidated balance sheets.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include estimated variable consideration included in contract transaction price; the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; valuation allowances for accounts receivable, inventories, and deferred tax assets; recoverability and timing of the realization of contract assets; and the fair value of liability classified Contract Consideration Convertible Notes Payable until they were converted.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or are already adopted by the Company.
New Accounting Standards Issued and Adopted as of December 31, 2024
The Company has adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), effective retrospectively for the year ended December 31, 2024. ASU 2023-07 enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. As a result of this adoption, the Company's segment disclosure now includes significant expense categories. See "Note 18, “Business Segment, Geographic and Major Customer Information" for the enhanced disclosures associated with the adoption of ASU 2023-07.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Standards Issued and Not Adopted as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company continues to evaluate the impact of this standard on its disclosures.
The FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03"), which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. ASU 2024-03 is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue. Product and service revenues include sales to related parties as described in Note 17, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Years ended December 31,
	2024	2023
Revenue:
Products	$180,470	$182,695
Services	6,555	5,363
	$187,025	$188,058
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Years ended December 31,
	2024	2023
Cost of sales:
Tangible goods sold	$128,816	$144,720
Services	547	528
Other	18,276	18,547
	$147,639	$163,795
Other cost of sales represent costs directly associated with the generation of revenue but which cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, between external customers and related party, is as follows (in thousands):

	Years ended December 31,
	2024	2023
Cost of sales:
Cost of sales for external customers	$67,205	$64,498
Cost of sales for related party	80,434	99,297
	$147,639	$163,795

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Contract assets	$83,060	$83,060
Less accumulated amortization	(14,016)	(8,404)
Contract assets, net	69,044	74,656
Less current contract assets	(5,939)	(5,836)
Contract assets, long term	$63,105	$68,820
In connection with entering into the Initial ProFrac Agreement and Amended ProFrac Agreement on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 9, “Debt and Convertible Notes Payable” and Note 17, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of December 31, 2024 and December 31, 2023, $63.1 million and $68.8 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the years ended December 31, 2024 and 2023, the Company recognized $5.6 million and $5.0 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2025	$5,939
2026	8,729
2027	10,358
2028	10,358
2029	10,358
Thereafter through May 2032	23,302
Total contract assets	$69,044
Note 5 — Inventories
Inventories are as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$4,945	$5,299
Finished goods	13,581	13,660
Inventories	18,526	18,959
Less reserve for excess and obsolete inventory	(5,223)	(6,121)
Inventories, net	$13,303	$12,838
During the years ended December 31, 2024 and 2023, additional reserves recorded were $0.6 million and $0.8 million, respectively, for the CT segment and $13 thousand and $0.2 million, respectively, for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31, 2024	December 31, 2023
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,722	5,483
Machinery and equipment	8,524	6,993
Furniture and fixtures	520	520
Transportation equipment	790	945
Computer equipment and software	1,531	1,696
Property and equipment	18,493	17,043
Less accumulated depreciation	(12,315)	(11,914)
Property and equipment, net	$6,178	$5,129
Depreciation expense totaled $0.9 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Years ended December 31,
	2024	2023
Operating lease expense	$2,703	$3,552
Finance lease expense:
Amortization of assets	15	15
Interest on lease liabilities	1	3
Total finance lease expense	16	18
Short-term lease expense	1,383	300
Total lease expense	$4,102	$3,870

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,399	$5,508
Operating cash flows from finance leases	30	34
Financing cash flows from finance leases	1	3
Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

Years ending December 31,	Operating Leases
2025	$2,121
2026	1,693
2027	1,741
2028	1,602
2029	1,641
Thereafter	1,407
Total lease payments	$10,205
Less: Interest	(2,205)
Present value of lease liabilities	$8,000

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$3,326	$5,030

Current portion of operating lease liabilities	1,486	2,449
Long-term operating lease liabilities	6,514	7,676
Total operating lease liabilities	$8,000	$10,125

Finance Leases
Property and equipment	$—	$147
Accumulated depreciation	—	(70)
Property and equipment, net	$—	$77

Current portion of finance lease liabilities	$—	$22
Total finance lease liabilities	$—	$22

Weighted Average Remaining Lease Term
Operating leases	5.4 years	5.5 years
Finance leases	—	0.6 years

Weighted Average Discount Rate
Operating leases	9.4%	9.5%
Finance leases	—%	8.5%
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.7 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2025	$767
2026	767
2027	767
2028	767
2029	767
Thereafter	639
Total rental income	$4,474

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Severance costs	$380	$648
Payroll and benefits	2,901	2,138
Legal costs	99	37
Contingent liability for earn-out provision	127	56
Deferred revenue	808	550
Financed insurance	1,074	1,573
Other	523	888
Total current accrued liabilities	$5,912	$5,890
Note 9 — Debt and Convertible Notes Payable
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023 and August 2024 (as amended the “ABL”). The August 2024 amendment to the ABL extended the maturity to August 2026, increased the credit availability and lowered the interest rate spread. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of December 31, 2024 and 2023, the Company had $4.8 million and $7.5 million, respectively, outstanding under the ABL. As of December 31, 2024, the Company had approximately $8.9 million of available borrowings under the ABL. During the years ended December 31, 2024 and 2023, the Company incurred $0.7 million and $0.5 million, respectively, in interest and fees related to the ABL. As of December 31, 2024 and 2023, the Company recorded $0.3 million and $0.5 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.5% and 11.0% as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the weighted-average interest rate was 10.8%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of December 31, 2024.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest is to be repaid in monthly installments of $15 thousand over the remaining term of the loan through April 15, 2025. The forgiveness of the Flotek PPP loan was accounted for as an

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extinguishment of the debt and the Company recorded a $4.5 million gain in the year ended December 31, 2023, comprising the principal amount forgiven of $4.4 million and accrued interest of $0.1 million.
Long-term debt, including current portion, is as follows (in thousands):

	December 31, 2024	December 31, 2023
Flotek PPP loan	$60	$239
Less current maturities	(60)	(179)
Total long-term debt, net of current portion	$—	$60
Convertible Notes Payable
On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million (the “Convertible Notes Payable”). The investors were ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek’s former directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek or Pre-Funded Warrants to purchase common stock of Flotek. The issuance cost was amortized on a straight-line basis over the term of the Convertible Notes Payable and the amortization was included in interest expense in the consolidated statements of operations.
On March 21, 2022, a portion of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into shares of common stock.
Upon maturity on February 2, 2023, the Convertible Notes Payable, excluding those held by ProFrac Holdings, LLC, with a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million, were converted into 1,722,640 shares of the Company’s common stock.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued paid-in-kind interest of $1.0 million, were converted, upon maturity, into 2,113,880 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid in capital upon conversion. On September 6, 2023, the February 2023 Warrants were exercised and the Company issued 2,113,880 shares of the Company’s common stock.
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
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $15.1 million (see Note 10, “Fair Value Measurements”), were converted, upon maturity, into 2,113,881 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid in capital upon conversion. On September 6, 2023, the February 2023 Warrants were exercised and the Company issued 2,113,881 shares of the Company’s common stock.
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
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, remeasured to and carried at a fair value of $40.6 million (see Note 10, “Fair Value Measurements”), were converted, upon maturity, into 10,582,821 shares of common stock.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				December 31,				December 31,
	Level 1	Level 2	Level 3	2024	Level 1	Level 2	Level 3	2023
Contingent earnout consideration	$—	$—	$127	$127	$—	$—	$56	$56
Total	$—	$—	$127	$127	$—	$—	$56	$56
Contingent Earnout Consideration Key Inputs
In connection with the acquisition of one of the Company’s wholly owned subsidiaries, JP3 Measurement, LLC, the Company entered into a stock performance earn-out provision with the sellers. The estimated fair value of the remaining stock performance earn-out provision, with respect to this transaction, is included in accrued liabilities as of December 31, 2024 and December 31, 2023. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.30%	4.58%
Expected volatility	65.0%	70.0%
Term until liquidation (years)	0.38	1.38
Stock price	$9.53	$3.92
Discount rate	8.00%	11.86%
Initial ProFrac Agreement Contract Consideration Notes Payable Key Inputs
The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The Initial ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, upon maturity, to a fair value of $15.1 million based on the closing price of the shares of common stock on the date of conversion. The fair value adjustment was a $0.8 million increase for the year ended December 31, 2023.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $69.5 million on May 17,2022.
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable were remeasured, at maturity, to a fair value of $40.6 million based on the closing price of the shares of common stock on the date of conversion resulting in a gain in fair value of Amended ProFrac Agreement Contract Consideration Convertible Note Payable of $30.8 million for the year ended December 31, 2023.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the years ended December 31, 2024 and 2023 classified as Level 3 (in thousands):

	Years ended December 31,
	2024	2023
Balance - beginning of period	$56	$84,153
Increase in principal of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	85
Increase in principal of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable for paid-in-kind interest	—	2,043
Change in fair value of contingent earnout consideration	71	(527)
Change in fair value of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable	—	786
Change in fair value of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable	—	(30,754)
Conversion of Initial ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	(15,092)
Conversion of Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on maturity	—	(40,638)
Balance - end of period	$127	$56
Note 11 — Income Taxes
Components of the income tax expense are as follows (in thousands):

	Years ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	400	45
Foreign	—	—
Total current expense	400	45
Deferred:
Federal	—	—
State	249	104
Foreign	—	—
Total deferred expense	249	104
Income tax expense	$649	$149

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current state income tax expense during the year ended December 31, 2024 related to the resolution of certain state tax audits for the years ended December 31, 2016 and 2017.
The components of income before income taxes are as follows (in thousands):

	Years ended December 31,
	2024	2023
United States	$11,000	$25,315
Foreign	147	(453)
Income before income taxes	$11,147	$24,862
The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% respectively, to income before income tax for the reasons set forth below:

	Years ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.6	0.5
Non-U.S. income taxed at different rates	(0.5)	0.3
Tax benefit related to stock-based awards	(0.2)	0.7
Change in valuation allowance	(21.4)	(20.9)
Permanent differences related to CARES Act	—	(3.6)
Other	2.3	2.6
Effective income tax rate	5.8%	0.6%
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The component of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$43,818	$45,314
Intangible assets	3,252	3,501
Tax credit carryforwards	3,861	3,923
Goodwill	4,008	4,513
Property and equipment	3,096	3,314
Lease liability	2,008	2,507
Inventory valuation reserves	1,102	1,359
Allowance for doubtful accounts	1,164	1,196
Accrued liabilities	279	383
Accrued compensation	599	485
Equity compensation	148	132
Interest limitation	—	137
Other	—	24
Total gross deferred tax assets	63,335	66,788
Valuation allowance	(56,333)	(59,066)
Total deferred tax assets, net	7,002	7,722
Deferred tax liabilities:
ROU asset	(818)	(1,203)
Contract asset	(5,753)	(5,813)
Prepaid insurance and other	(380)	(406)
Total gross deferred tax liabilities	(6,951)	(7,422)
Net deferred tax assets	$51	$300
As of December 31, 2024, the Company had U.S. net operating loss carryforwards (“NOLs”) of $187.0 million, including $40.6 million expiring in various amounts from 2029 through 2037 which can offset 100% of taxable income and $146.4 million that has an indefinite carryforward period which can offset 80% of taxable income per year. Additionally, the Company has an estimated $75.7 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023 (see Note 17, “Related Party Transaction”), the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount, of $3.5 million plus an uplift of $24.5 million. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. The Company’s use of new NOLs arising after the date of the ownership change would not be impacted by the Section 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that $0.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will expire unutilized. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.
The Company’s cumulative losses (before permanent items) of $6.3 million in the three years ended December 31, 2024 are negative evidence that it will not likely generate sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company believes that it is not more likely than not that it will realize its deferred tax assets in all taxing jurisdictions with the exception of a portion related to the State of Texas. Therefore, the Company recorded a valuation allowance as of December 31, 2024 and December 31, 2023 to reflect the estimated amount of deferred tax asset realizability. The change in valuation allowance was ($2.7) million and ($5.2) million during the years ended December 31, 2024 and 2023, respectively.
The Company does not have documented plans to reinvest the unremitted earnings of its non-U.S. subsidiaries. As of December 31, 2024 and 2023, the Company had approximately $6.4 million and $6.3 million, respectively, in unremitted earnings from its

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
foreign jurisdictions. As a result of the 2017 Tax Act these earnings have been previously taxed in the U.S. although they have not been repatriated. However, certain withholding taxes may need to be paid upon repatriation depending on the US treaty with the applicable country. Because all of the Company’s foreign earnings have been previously taxed, the requirement to record a deferred tax liability on such unremitted earnings is not applicable.
The Company has performed an analysis of its tax positions for the years ended December 31, 2024 and 2023, concluding all tax positions taken were highly certain. As of December 31, 2024, the Company is not under examination in any federal/national jurisdictions. The tax returns for the years ended 2021 through 2023 remain subject to examination in the US, and the tax returns for the years ended December 31, 2020 through 2023 remain subject to examination in various state jurisdictions.
Note 12 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of December 31, 2024, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.
Note 13 — Stockholders’ Equity
Conversion of Convertible Notes Payable
On February 2, 2023, the Convertible Notes Payable pursuant to the PIPE transaction discussed in Note 9, “Debt and Convertible Notes Payable,” excluding those held by ProFrac Holdings, LLC, were converted, upon maturity, into 1,722,640 shares of common stock. The Convertible Notes Payable converted into common stock had a carrying value of $9.0 million, including accrued paid-in-kind interest of $0.8 million and were recorded as additional paid-in-capital upon conversion.
The Convertible Notes Payable held by ProFrac Holding, LLC, with a carrying value of $11.0 million, including accrued interest of $1.0 million, were converted, upon maturity, into 2,113,880 February 2023 Warrants with an exercise price of $0.0001 per share and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Convertible Notes Payable held by ProFrac Holding, LLC were exercised and the Company issued 2,113,880 shares of the Company’s common stock.
On February 2, 2023, the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable,” remeasured to a fair value of $15.1 million upon maturity, were converted into 2,113,881 February 2023 Warrants and were recorded as additional paid-in-capital upon conversion. On September 6, 2023, the February 2023 Warrants issued upon the conversion of the Initial ProFrac Agreement Contract Consideration Convertible Notes Payable were exercised and the Company issued 2,113,881 shares of the Company’s common stock.
On May 17, 2023, the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable discussed in Note 9, “Debt and Convertible Notes Payable”, were converted, upon maturity, into 10,582,821 shares of common stock. The Contract Consideration Convertible Notes Payable, remeasured to a fair value of $40.6 million upon maturity, were recorded as additional paid-in-capital upon conversion.
Pre-Funded Warrants
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for Pre-Funded Warrants (the “June 2022 Warrants”) of the Company. The June 2022 Warrants permit ProFrac Holdings II, LLC to purchase 2,184,140 shares of the Company’s common stock at an exercise price equal to $0.0001 per share, subject to a $4.5 million exercise fee.

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
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2024 and 2023, the Company withheld 23 thousand shares and 42 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees under the 2018 long-term incentive plan are accounted for as treasury stock when forfeited. During the years ended December 31, 2024 and 2023, forfeited stock awards returned to treasury stock were 11 thousand shares and 66 thousand shares, respectively.
Note 14 — Stock-Based Compensation and Other Benefit Plans
Stock-Based Incentive Plans
In June 2024, Company stockholders approved an amendment to the Flotek Industries, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”) to increase the number of shares of Company common stock eligible for issuance under the 2018 Plan. The 2018 Plan permits the Company to grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. In addition, the Company has two other long-term incentive plans, which were created in 2020 and 2019 (the “2020 Plan” and “2019 Plan,” respectively).
The maximum number of shares that may be issued under the 2020 Plan, the 2019 Plan and 2018 Plan are 0.5 million, 0.2 million, and 2.4 million, respectively. At December 31, 2024 and 2023, the Company had 0.6 million and 0.6 million shares remaining, respectively, to be granted under the 2020 Plan, 2019 Plan and 2018 Plan in the aggregate.
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During the year ended December 31, 2024, there were no grants of market-based or performance-based stock options compared to 0.1 million market-based stock options and 0.1 million performance-based stock options that were granted during the year ended December 31, 2023. The market-based and performance-based options are restricted until criteria defined in the stock option agreements are met.
Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest. During the year ended December 31, 2024, 24 thousand stock options vested compared to none for the year ended December 31, 2023. The total fair value of the stock options that vested was $0.1 million for the year ended December 31, 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity for the years ended December 31, 2024 and 2023, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding as of December 31, 2022	693,650
Granted	190,728	$3.42	$2.57
Exercised	—	$—	$—
Forfeited	(457,815)	$7.10	$7.28
Expired	(130,000)	$7.97	$5.94
Outstanding as of December 31, 2023	296,563
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	(29,367)	$6.58	$4.49
Expired	(47,918)	$5.46	$5.47
Outstanding as of December 31, 2024	219,278

Vested or expected to vest at December 31, 2024	185,489
The below table shows the aggregate intrinsic value and weighted average remaining contractual term of share options outstanding, currently exercisable and vested or expected to vest.

	Share Options Outstanding	Share Options Currently Exercisable	Share Options Vested or Expected to Vest
Number	219,278	34,306	185,489
Weighted-average exercise price	$3.91	$6.49	$3.97
Aggregate intrinsic value ($000’s)	$1,230	$102	$1,029
Weighted-average remaining contractual term in years	8.12	4.64	8.03
The following table sets forth significant assumptions used in the Monte Carlo model for market-based options to determine the fair value of the 61,984 options awarded in June 2023 at the date of grant.

June 7, 2023 Awards
Risk-free interest rate	3.79%
Expected volatility of common stock	110.00%
Expected life of options in years	10.0
Dividend yield	—%
The following table sets forth significant assumptions used in the Black-Scholes model for performance options to determine the fair value of the 128,744 options awarded in December 2023 at the date of grant.

December 5, 2023 Awards
Risk-free interest rate	4.13%
Expected volatility of common stock	90.60%
Expected life of options in years	6.5
Dividend yield	—%
At December 31, 2024 and 2023, the unrecognized compensation cost related to stock options was $0.4 million and $0.6 million, respectively.
There were no options granted during the year ended December 31, 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
The Company grants employees and directors either time-vesting or performance-based restricted shares of common stock (“RSAs”) in accordance with terms specified in the applicable RSA Agreements. During the years ended December 31, 2024 and 2023, all of the RSAs granted were time-vested. Grantees of RSAs retain voting rights for the granted restricted shares.
•Time-vesting RSAs vest after a stipulated period has elapsed after the date of grant, generally three years. Certain time-vested RSAs have also been issued with a portion of the shares granted vesting immediately.
•Performance-based RSAs are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.
RSA activity for the years ended December 31, 2024 and 2023, are as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested RSAs at December 31, 2022	384,534	$8.23
Granted	146,204	$4.52
Vested	(186,058)	$7.81
Forfeited	(95,667)	$9.25
Non-vested RSAs at December 31, 2023	249,013	$5.97
Granted	93,760	$4.43
Vested	(182,319)	$5.47
Forfeited	(11,528)	$7.77
Non-vested RSAs at December 31, 2024	148,926	$5.46
The total fair value of RSAs that vested during the years ended December 31, 2024 and 2023 was $0.9 million and $0.9 million, respectively. The grant-date fair value is the market price of the RSAs on the date of grant.
At December 31, 2024 and 2023, unrecognized compensation expense related to non-vested RSAs was $0.4 million and $0.9 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
The Company grants either time-vesting or performance-based restricted share units (“RSUs”) in accordance with terms specified in the applicable RSU Agreements. Grantees of RSUs do not have voting rights for the granted RSUs until such time as the applicable RSUs vests and shares of common stock are issued.
•Time-vesting RSUs vest after a stipulated period has elapsed after the date of grant, generally three years.
•Performance-based RSUs are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSU activity for the years ended December 31, 2024 and 2023, was as follows:

Restricted Stock Units	Units	Weighted- Average Fair Value at Date of Grant
Non-vested RSUs at December 31, 2022	102,481	$11.42
Granted	230,816	$3.82
Vested	(82,730)	$10.64
Forfeited	(38,000)	$11.58
Non-vested RSUs at December 31, 2023	212,567	$3.44
Granted	459,054	$4.81
Vested	(71,476)	$3.75
Forfeited	(48,098)	$3.28
Non-vested RSUs at December 31, 2024	552,047	$4.55
The total fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $0.5 million and $0.5 million, respectively. The grant-date fair value is the market price of the shares on the date of grant.
The RSUs granted in 2024 included 147,050 performance-based RSUs, half of which will vest upon achievement of a market-based criteria and half of which will vest upon achievement of a non-market-based criteria. The units with a market-based vesting criteria were valued using a Monte Carlo valuation model to determine the fair value of the awards as of the date of the grant.
The following table sets forth significant assumptions used in the Monte Carlo model to determine the grant date fair value of the 73,525 performance-based RSUs with a market-based vesting criteria awarded in 2024.

October 30, 2024 Awards
Risk-free interest rate	4.20%
Expected volatility of common stock	53.10%
Expected life of RSU in years	1.2
Dividend yield	—%
At December 31, 2024 and 2023, unrecognized compensation expense related to RSUs was $2.3 million and $0.7 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.3 years. Non-vested RSUs at December 31, 2024 consist of both time-vesting and performance-based awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders in 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation. In addition, for each calendar year, an employee may not be granted purchase rights valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense and was $20 thousand and $14 thousand for the years ended December 31, 2024 and 2023, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively. The employee payment associated with participation in the plan occurs through payroll deductions.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company’s ESPP was $1.4 million and $(0.3) million during the years ended December 31, 2024 and 2023, respectively. Stock based compensation expense for the year ended December 31, 2023 included an adjustment for actual forfeitures of $1.6 million that reduced the total stock-compensation expense.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023, the Company settled vested equity awards of a terminated officer through a cash payment. The cash payment was made to the employee in lieu of the equity awards, which were previously granted and vested. The settlement amount was determined based on the fair value of the equity awards at the time of termination. The Company used the Black-Scholes Model to value the vested equity awards. This transaction resulted in a reduction of the Company's equity awards liability and a corresponding outflow of cash for $0.6 million.
The key inputs to the Black-Scholes Model used to estimate the fair value of the vested equity awards, as of the date of the termination were as follows:

January 19, 2023
Risk-free interest rate	3.79%
Expected volatility of common stock	90.00%
Expected life of options in years	6.92
Stock price (1)	$1.37
Strike Price	$1.93
(1)Stock price is based on the price of common shares prior to the Company’s 1-for-6 reverse stock split in September 2023.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All U.S. based employees are eligible to participate in the plan upon employment. The Company currently matches contributions at 100% of up to 2% of an employee’s contributions.
During the years ended December 31, 2024 and 2023, compensation expense included $0.3 million and $0.3 million, respectively, related to the Company’s 401(k) match.
Note 15 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period (See Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”). Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the Pre-Funded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The calculation of the basic and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2024	2023
Numerator:
Net income for basic earnings per share	$10,498	$24,713
Adjustments to net income available to shareholders
Paid-in-Kind interest expense on convertible notes payable and Contract Consideration Convertible Notes Payable	—	2,284
Valuation gain on Contract Consideration Convertible Notes Payable carried at fair value	—	(29,969)
Adjusted net income (loss) for diluted earnings per share	$10,498	$(2,972)

Denominator:
Basic weighted average shares outstanding	29,534	24,830
Dilutive effect of convertible notes payable	—	3,547
Dilutive effect of the June 2022 warrants	1,210	—
Dilutive effect of stock options and restricted shares	145	—
Diluted weighted average shares outstanding	30,889	28,377

Basic earnings per share	$0.36	$1.00
Diluted earnings (loss) per share	$0.34	$(0.10)
Anti-dilutive incremental shares excluded from denominator for diluted earnings computation
Average number of diluted shares for June 2022 warrants (1)	—	1,251
Average number of diluted shares for options and restricted stock (1)	—	94
(1) These items were not included in the dilution calculation for the year ended December 31, 2023 due to their anti-dilutive effect as it would reduce the loss per share.
Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$846	$434
Income taxes	50	—
Supplemental non cash financing and investing activities:
Conversion of convertible notes payable to common stock	—	8,997
Conversion of convertible notes payable to February 2023 Warrants	—	11,040
Conversion of Initial Contract Consideration Convertible Notes Payable to February 2023 Warrants	—	15,092
Conversion of Amended Contract Consideration Convertible Notes Payable to common stock	—	40,638

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17— Related Party Transactions
On February 2, 2022, the Company entered into the Initial ProFrac Agreement, upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 9, “Debt and Convertible Notes Payable”). Under the Initial ProFrac Agreement, ProFrac Services, LLC was obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC is required to pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year (“Contract Shortfall Fees”).
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
On February 2, 2023, the Company entered into another amendment to the ProFrac Agreement (the “Amended ProFrac Agreement No. 2”). The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The ProFrac Agreement was amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac customers.
During the measurement period for Contract Shortfall Fees of January 1, 2024 through December 31, 2024, the minimum purchase requirements were not met and, as a result, related party revenues for the year ended December 31, 2024 reflect variable consideration for Contract Shortfall Fees of $32.4 million. The measurement period for 2023 was June 1, 2023 through December 31, 2023. Related party revenues for the year ended December 31, 2023 included $20.1 million of Contract Shortfall Fees.
During the years ended December 31, 2024 and 2023, the Company’s revenues from ProFrac Services, LLC were $115.8 million and $121.5 million, respectively. For the years ended December 31, 2024 and 2023, these revenues were net of amortization of contract assets of $5.6 million and $5.0 million, respectively. Cost of sales attributable to these revenues were $80.4 million and $99.3 million, respectively, for the years ended December 31, 2024 and 2023.
As of December 31, 2024 and December 31, 2023 our accounts receivable from ProFrac Services, LLC was $52.4 million and $34.6 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheets.
Also during 2023, we entered into the following related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC:
•Conversion of Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”)
•Conversion of Contract Consideration Notes Payable (see Note 9, “Debt and Convertible Notes Payable”)
•Exercise of February 2023 Warrants (see Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity”)
•Pre-Funded Warrants (see Note 13, “Stockholders’ Equity)
As a result of the above related party transactions, ProFrac Holdings, LLC or its affiliates owns approximately 51% of the Company’s common stock as of December 31, 2024.
Note 18 — Business Segment, Geographic and Major Customer Information
Segment Information
The Company's segments are determined as those components whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. Each segment is organized and managed based upon the nature of the Company's markets and customers and consists of similar products and services. Gross profit and income (loss) from operations for each segment are used by the CODM to assess the performance of each segment in a financial period. The CODM uses segment gross profit and income (loss) from operations as the measure to make resource (including financial or capital resources) allocation decisions for each

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment. Accounting policies have been applied consistently by each segment for all reporting periods. Intercompany revenue and expense amounts, if any, have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segments.
The operations of the Company are categorized into the following reportable segments:
Chemistry Technologies. The CT segment includes specialty chemistries, logistics and technology services, which we believe enables our customers to pursue improved efficiencies and performance throughout the life cycle of their wells, and also helps our customers improve their ESG and operational goals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.
Data Analytics. The DA segment provides innovative analytical measurement solutions. The DA segment seeks to deliver real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity Customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Revenue from external customers
Products	$60,847	$4,740	$—	$65,587
Services	2,367	3,309	—	5,676
Total revenue from external customers	63,214	8,049	—	71,263
Revenue from related party
Products	114,879	5	—	114,884
Services	68	810	—	878
Total revenue from related parties	114,947	815	—	115,762
Cost of sales	141,948	5,691	—	147,639
Gross profit	36,213	3,173	—	39,386
Selling, general and administrative	7,861	3,489	13,359	24,709
Other segment items	1,750	623	108	2,481
Income (loss) from operations	$26,602	$(939)	$(13,467)	$12,196

Reconciliation of profit to income before income taxes:
Interest expense			$(1,095)	$(1,095)
Other income, net			46	46
Income before income taxes				$11,147

2023
Revenue from external customers
Products	$56,721	$5,275	$—	$61,996
Services	2,295	2,227	—	4,522
Total revenue from external customers	59,016	7,502	—	66,518
Revenue from related party
Products	120,698	2	—	120,700
Services	205	635	—	840
Total revenue from related parties	120,903	637	—	121,540
Cost of sales	159,574	4,221	—	163,795
Gross profit	20,345	3,918	—	24,263
Selling, general and administrative	8,815	3,272	15,740	27,827
Other segment items	(27,513)	699	27	(26,787)
Income (loss) from operations	$39,043	$(53)	$(15,767)	$23,223

Reconciliation of profit to income before income taxes:
Paycheck protection plan loan forgiveness			$4,522	$4,522
Interest expense			(2,857)	(2,857)
Other income, net			(26)	(26)
Income before income taxes				$24,862
Other segment items for the year ending December 31, 2024 includes depreciation of $0.6 million and $0.2 million in the CT and DA segments, respectively; R&D of $1.2 million and $0.5 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT and DA segments of $0.1 million and $15 thousand, respectively.

Other segment items for the year ended December 31, 2023 includes $30.0 million gain related to the change in fair value of Contract Consideration Convertible Notes Payable in the CT segment and depreciation of $0.6 million and $0.1 million in the CT and DA segments, respectively; R&D of $1.9 million and $0.6 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT and DA segments of $21 thousand and $17 thousands, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments and corporate and other are as follows (in thousands):

	December 31, 2024	December 31, 2023
Chemistry Technologies	$152,161	$138,559
Data Analytics	8,632	6,604
Corporate and Other	10,003	12,350
Total assets	$170,796	$157,513
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2024
Additions to long-lived assets	$360	$1,492	$88	$1,940

2023
Additions to long-lived assets	$180	$466	$435	$1,081
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the years ended December 31, 2024 and 2023 no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2024	2023
U.S. (1)	$177,825	$180,300
UAE	7,392	6,549
Other countries	1,808	1,209
Total revenue	$187,025	$188,058
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Year ended December 31, 2024
ProFrac Services, LLC	$115,762	61.9%
Year ended December 31, 2023
ProFrac Services, LLC	$121,540	64.6%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Years ended December 31,	Expenditure	% of Total Expenditure
2024
Supplier A	$24,064	18.9%
Supplier B	21,410	16.9%
Supplier C	20,333	16.0%
2023
Supplier C	$42,684	30.1%
Supplier D	28,222	19.9%
Supplier E	16,447	11.6%
Note 19 — Subsequent Event
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2024 and there have been no material events that would require recognition in the 2024 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained.
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.
Trading Arrangements.
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended September 30, 2023)
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
4.6		Description of Capital Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 31, 2022).
10.1	†	Employment Agreement, dated June 6, 2023, between the Company and Ryan Ezell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2023).
10.2	†	Employment Agreement dated December 19, 2022 between Flotek Industries, Inc. and Bond Clement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2022).
10.3	†	Employment Agreement dated January 30, 2024, between the Company and Amy Blakeway (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2023).
10.4	†	Director and Officer Indemnification Agreement dated May 5, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 11, 2023).
10.5	†	Flotek Industries, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2023).
10.6	†
Flotek Industries, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2024).

10.7	†
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Time-based vesting)(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 31, 2024).

10.8	†, ****
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Performance-based vesting)(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 31, 2024).

10.9	†	Form of Stock Option Award Grant Notice and Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2023).
10.10	†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 8, 2023).
10.11	†	2023 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 8, 2023).
10.12	†	Stock Option Agreement, dated June 7, 2023, between the Company and Bond Clement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 8, 2023).

10.13	†	Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on June 17, 2020)
10.14	†
Form of Stock Option Grant Notice and Stock Option Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed on June 17, 2020)

10.15	†
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on June 17, 2020)

10.16	†	Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2019)
10.17	†
Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.18	***
Note Purchase Agreement, dated February 2, 2022, by and among Flotek Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2022).

10.19
Revolving Loan and Security Agreement dated as of August 14, 2023, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2023).

10.20
First Amendment to Revolving Loan and Security Agreement dated as of October 5, 2023, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2023).

10.21
Second Amendment to That Certain Revolving Loan and Security Agreement, effective August 5, 2024, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2024).

10.22	****
Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2022).

10.23	***
Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2022).

10.24	****
Amendment No.2 to the Chemical Supply Agreement dated February 1, 2023 between Flotek Chemistry, LLC and ProFrac Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2023).

10.25	***
Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2022)

10.26	***
Securities Purchase Agreement between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2022).

10.27
Master Transaction Agreement between Flotek Industries, Inc. and ProFrac Holdings, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 4, 2022).

10.28
Registration Rights Agreement, by and between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2022).

10.29
Amendment No. 1 to Registration Rights Agreement Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2022).

19.1	*	Insider Trading Policy of Flotek Industries, Inc.
21.1	*	List of Subsidiaries
23.1	*	Consent of KPMG LLP, independent registered public accounting firm
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.

97.1		Flotek Industries, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023).
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.
****		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer
Date: March 12, 2025

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

SIGNATURES	TITLE	DATE
/s/ Ryan Ezell Ryan Ezell	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025
/s/ Bond Clement Bond Clement	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
/s/ Harsha V. Agadi Harsha V. Agadi	Chairman of the Board	March 12, 2025
/s/ Evan Farber Evan Farber	Director	March 12, 2025
/s/ Michael Fucci Michael Fucci	Director	March 12, 2025
/s/ Lisa Mayr Lisa Mayr	Director	March 12, 2025
/s/ Matt D. Wilks Matt D. Wilks	Director	March 12, 2025