Form 10-Q
period 2025-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2025-05-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At May 5, 2025, there were 29,826,498 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report” or “2024 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 12, 2025 and Part II, Item 1A — “Risk Factors” in this Quarterly Report, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2024 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,253	$4,404
Restricted cash	102	102
Accounts receivable, net of allowance for credit losses of $460 and $447 at March 31, 2025 and December 31, 2024, respectively	19,809	17,386
Accounts receivable, related party, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024	48,246	52,370
Inventories, net	13,691	13,303
Other current assets	3,464	2,952
Current contract asset	5,782	5,939
Total current assets	97,347	96,456
Long-term contract asset	61,781	63,105
Property and equipment, net	6,426	6,178
Operating lease right-of-use assets	3,008	3,326
Deferred tax assets, net	38	51
Other long-term assets	1,637	1,680
TOTAL ASSETS	$170,237	$170,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,967	$38,073
Accrued liabilities	3,975	5,912
Income taxes payable	130	48
Current portion of operating lease liabilities	1,316	1,486
Asset-based loan	—	4,789
Current portion of long-term debt	15	60
Total current liabilities	44,403	50,368
Deferred revenue, long-term	14	14
Long-term operating lease liabilities	6,116	6,514
TOTAL LIABILITIES	50,533	56,896
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,940,761 shares issued and 29,826,816 shares outstanding at March 31, 2025; 30,938,073 shares issued and 29,826,508 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	465,112	464,620
Accumulated other comprehensive income	206	251
Accumulated deficit	(310,928)	(316,308)
Treasury stock, at cost; 1,113,945 and 1,111,565 shares at March 31, 2025 and December 31, 2024, respectively	(34,689)	(34,666)
Total stockholders’ equity	119,704	113,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,237	$170,796
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue:
Revenue from external customers	$24,423	$13,180
Revenue from related party	30,939	27,194
Total revenues	55,362	40,374
Cost of sales	42,913	31,553
Gross profit	12,449	8,821
Operating costs and expenses:
Selling, general, and administrative	6,282	6,087
Depreciation	252	220
Research and development	355	406
Gain on sale of property and equipment	(7)	—
Total operating costs and expenses	6,882	6,713
Income from operations	5,567	2,108
Other income (expense):
Interest expense	(229)	(278)
Other income (expense), net	106	(26)
Total other expense	(123)	(304)
Income before income taxes	5,444	1,804
Income tax expense	(64)	(242)
Net income	$5,380	$1,562

Income per common share:
Basic	$0.18	$0.05
Diluted	$0.17	$0.05

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	29,683	29,431
Weighted average common shares used in computing diluted income per common share	31,752	30,316

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2025	2024
Net income	$5,380	$1,562
Other comprehensive income:
Foreign currency translation adjustment	(45)	42
Comprehensive income	$5,335	$1,604

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,380	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(125)	(26)
Amortization of contract assets	1,482	1,267
Depreciation	252	220
Amortization of asset-based loan origination costs	71	85
Provision for credit losses, net of recoveries	66	32
Provision for excess and obsolete inventory	64	285
Gain on sale of property and equipment	(7)	—
Non-cash lease expense	318	694
Stock compensation expense	461	311
Deferred income tax expense	14	209
Changes in current assets and liabilities:
Accounts receivable	(2,489)	2,937
Accounts receivable, related party	4,124	(4,086)
Inventories	(354)	(1,318)
Other assets	(540)	856
Accounts payable	893	4,246
Accrued liabilities	(1,811)	(2,499)
Operating lease liabilities	(568)	(921)
Income taxes payable	82	33
Net cash provided by operating activities	7,313	3,887
Cash flows from investing activities:
Capital expenditures	(598)	(152)
Proceeds from sale of assets	7	—
Net cash used in investing activities	(591)	(152)
Cash flows from financing activities:
Payments on long term debt	(45)	(45)
Proceeds from asset-based loan	53,345	38,800
Payments on asset-based loan	(58,136)	(43,181)
Payments to tax authorities for shares withheld from employees	(23)	(9)
Proceeds from issuance of stock under Employee Stock Purchase Plan	31	33
Payments for finance leases	—	(9)
Net cash used in financing activities	(4,828)	(4,411)
Effect of changes in exchange rates on cash and cash equivalents	(45)	42
Net change in cash and cash equivalents and restricted cash	1,849	(634)
Cash and cash equivalents at the beginning of period	4,404	5,851
Restricted cash at the beginning of period	102	102
Cash and cash equivalents and restricted cash at beginning of period	4,506	5,953
Cash and cash equivalents at end of period	6,253	5,219
Restricted cash at the end of period	102	100
Cash and cash equivalents and restricted cash at end of period	$6,355	$5,319
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	5,380	5,380
Foreign currency translation adjustment	—	—	—	—	—	(45)	—	(45)
Stock issued under employee stock purchase plan	—	—	(4)	—	31	—	—	31
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock units vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	461	—	—	461
Shares withheld to cover taxes	—	—	3	(23)	—	—	—	(23)
Balance, March 31, 2025	30,941	$3	1,114	$(34,689)	$465,112	$206	$(310,928)	$119,704

Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	1,562	1,562
Foreign currency translation adjustment	—	—	—	—		42	—	42
Stock issued under employee stock purchase plan	—	—	(10)	—	33	—	—	33
Restricted stock forfeited	—	—	11	—	—	—	—	—
Stock compensation expense	—	—	—	—	311	—	—	311
Shares withheld to cover taxes	—	—	2	(10)	—	—	—	(10)
Balance, March 31, 2024	30,773	$3	1,112	$(34,514)	$463,484	$169	$(325,244)	$103,898

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek strives to be the collaborative partner of choice for solutions that reduce the environmental impact of energy on air, water, land and people. An advanced technology-driven, chemical and data analytics company, Flotek seeks to provide unique and innovative solutions to its customers in both the domestic and international energy markets. The Company is committed to delivering products and services that endeavor to maximize customer returns by leveraging chemistry as the common value creation platform.
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that we believe help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers.
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
Note 2 — Summary of Significant Accounting Policies
Please refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements from the 2024 Annual Report for the discussion of significant accounting policies.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	March 31, 2025	December 31, 2024
Balance, beginning of year	$447	$745
Charges to provision for credit losses, net of recoveries	66	181
Write-offs	(53)	(479)
Balance, end of year	$460	$447
As of March 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (see Note 16, “Related Party Transactions”).
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or already adopted by the Company.
New Accounting Standards Issued and Adopted as of March 31, 2025
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company continues to evaluate the impact of this standard for its annual disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Standards Issued and Not Adopted as of March 31, 2025
The FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”), which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. ASU 2024-03 is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales or service revenue. Product and service revenues include sales to related parties as described in Note 16, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue:
Products	$53,625	$39,106
Services	1,737	1,268
	$55,362	$40,374
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs which cannot be directly attributable to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of sales:
Tangible goods sold	$38,232	$27,025
Services	179	94
Other	4,502	4,434
	$42,913	$31,553
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of sales:
Cost of sales for external customers	$21,660	$12,952
Cost of sales for related party	21,253	18,601
	$42,913	$31,553

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Contract Assets
Contract assets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$83,060	$83,060
Less accumulated amortization	(15,497)	(14,016)
Contract assets, net	67,563	69,044
Less current contract assets	(5,782)	(5,939)
Contract assets, long term	$61,781	$63,105
In connection with entering into the Initial ProFrac Agreement and Amended ProFrac Agreement on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of March 31, 2025 and December 31, 2024, $61.8 million and $63.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended March 31, 2025 and 2024, the Company recognized $1.5 million and $1.3 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2025 (excluding first three months)	$4,213
2026	8,740
2027	10,404
2028	10,404
2029	10,404
Thereafter through May 2032	23,398
Total contract assets	$67,563
Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$5,455	$4,945
Finished goods	13,199	13,581
Inventories	18,654	18,526
Less reserve for excess and obsolete inventory	(4,963)	(5,223)
Inventories, net	$13,691	$13,303
During the three months ended March 31, 2025 and 2024, additional reserves recorded were $0.1 million and $0.3 million, respectively, for the CT segment and $13 thousand and $13 thousand, respectively, for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2025	December 31, 2024
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,160	5,722
Machinery and equipment	8,526	8,524
Furniture and fixtures	520	520
Transportation equipment	805	790
Computer equipment and software	1,531	1,531
Property and equipment	18,948	18,493
Less accumulated depreciation	(12,522)	(12,315)
Property and equipment, net	$6,426	$6,178
Depreciation expense totaled $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$491	$784
Finance lease expense:
Amortization of assets	—	4
Interest on lease liabilities	—	—
Total finance lease expense	—	4
Short-term lease expense	442	259
Total lease expense	$933	$1,047

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,081	$1,654
Operating cash flows from finance leases	—	13
Maturities of lease liabilities as of March 31, 2025 are as follows (in thousands):

Years ending December 31,	Operating Leases
2025 (excluding first three months)	$1,377
2026	1,693
2027	1,741
2028	1,602
2029	1,641
Thereafter	1,406
Total lease payments	$9,460
Less: Interest	(2,028)
Present value of lease liabilities	$7,432

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$3,008	$3,326

Current portion of operating lease liabilities	1,316	1,486
Long-term operating lease liabilities	6,116	6,514
Total operating lease liabilities	$7,432	$8,000

Weighted Average Remaining Lease Term
Operating leases	5.3 years	5.4 years

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years are as follows (in thousands):

Years ending December 31,	Rental Income
2025 (excluding first three months)	$575
2026	767
2027	767
2028	767
2029	767
Thereafter	639
Total rental income	$4,282
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2025	December 31, 2024
Severance costs	$389	$380
Payroll and benefits	1,285	2,901
Legal costs	419	99
Contingent liability for earn-out provision	2	127
Deferred revenue	958	808
Financed insurance	546	1,074
Other	376	523
Total current accrued liabilities	$3,975	$5,912

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Debt
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
As of March 31, 2025 and December 31, 2024, the Company had $0 and $4.8 million, respectively, outstanding under the ABL. As of March 31, 2025, the Company had approximately $15.1 million of available borrowings under the ABL. During the three months ended March 31, 2025 and 2024, the Company incurred $0.1 million and $0.7 million, respectively, in interest and fees related to the ABL. As of March 31, 2025 and December 31, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the three months ended March 31, 2025, the weighted-average interest rate was 9.5%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.5% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets. The Company was in compliance with all of the covenants under the ABL as of March 31, 2025.
Paycheck Protection Program Loan
In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025. On January 5, 2023, the Company received notice from the SBA that $4.4 million of the $4.8 million principal amount and accrued interest to that date of $0.1 million were forgiven. The remaining principal amount of $0.4 million and accrued interest was fully repaid as of April 15, 2025.
Long-term debt, including current portion, is as follows (in thousands):

	March 31, 2025	December 31, 2024
Flotek PPP loan	$15	$60
Less current maturities	(15)	(60)
Total long-term debt, net of current portion	$—	$—
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
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				March 31,				December 31,
	Level 1	Level 2	Level 3	2025	Level 1	Level 2	Level 3	2024
Contingent earnout consideration	$—	$—	$2	$2	$—	$—	$127	$127
Total	$—	$—	$2	$2	$—	$—	$127	$127
Contingent Earnout Consideration Key Inputs
In connection with the acquisition of one of the Company’s wholly owned subsidiaries, JP3 Measurement, LLC, the Company entered into a stock performance earn-out provision with the sellers. The estimated fair value of the remaining stock performance earn-out provision, with respect to this transaction, is included in accrued liabilities as of March 31, 2025 and December 31, 2024. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility as set forth in the table below.

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.36%	4.30%
Expected volatility	75.0%	65.0%
Term until liquidation (years)	0.13	0.38
Stock price	$8.33	$9.53
Discount rate	8.00%	8.00%
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three months ended March 31, 2025 and 2024 classified as Level 3 (in thousands):

	Three months ended March 31,
	2025	2024
Balance - beginning of period	$127	$56
Change in fair value of contingent earnout consideration	(125)	(26)
Balance - end of period	$2	$30

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended March 31,
	2025		2024
U.S. federal statutory tax rate	$1,143	21.0%	$376	21.0%
State income taxes, net of federal benefit	64	1.2%	242	13.5%
Non-U.S. income taxed at different rates	(75)	(1.4)%	(93)	(5.2)%
Increase (reduction) in tax benefit related to stock-based awards	(2)	(0.1)%	22	1.2%
Change in valuation allowance	(1,226)	(22.5)%	(337)	(18.8)%
Non-deductible expenses	160	3.0%	32	1.8%
Effective income tax provision and rate	$64	1.2%	$242	13.5%
As of March 31, 2025, the Company had U.S. net operating loss carryforwards (“NOLs”) of $184.8 million, including $38.3 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.5 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $66.4 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus net unrealized built in gain of $24.5 million. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that all carryforwards with the exception of $0.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will be available for utilization if there is sufficient taxable income in subsequent periods. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements given the valuation allowance that is recorded to estimate the realizability of the deferred tax assets.
Note 12 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of March 31, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended March 31, 2025 and 2024, the Company withheld 3,000 shares and 2,000 shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the three months ended March 31, 2025 and 2024, forfeited stock awards returned to treasury stock were 3,000 shares and 11,000 shares, respectively.
Note 14 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three months ended March 31, 2025 and 2024, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.
The calculation of the basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Numerator:
Net income for basic and diluted earnings per share	$5,380	$1,562

Denominator:
Basic weighted average shares outstanding	29,683	29,431
Dilutive effect of the June 2022 warrants	1,664	779
Dilutive effect of stock options and restricted shares	405	106
Diluted weighted average shares outstanding	31,752	30,316

Basic earnings per share	$0.18	$0.05
Diluted earnings per share	$0.17	$0.05
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$169	$210

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 16— Related Party Transactions
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “Initial ProFrac Agreement”), upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC. Under the Initial ProFrac Agreement, ProFrac Services, LLC was obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC is required to pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year (“Contract Shortfall Fees”).
On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable. The Initial ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services, LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.
On February 2, 2023, the Company entered into another amendment to the Initial ProFrac Agreement (the “Amended ProFrac Agreement No. 2” and together with the Initial ProFrac Agreement and the Amended ProFrac Agreement, the “ProFrac Agreement”). The Amended ProFrac Agreement No. 2 has an effective date of January 1, 2023. The Initial ProFrac Agreement was further amended to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services, LLC to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac customers.
The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2025 reflect variable consideration for Contract Shortfall Fees of $7.5 million, which will be due in the first quarter of 2026 under the terms of the ProFrac Agreement. The measurement period for 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the three months ended March 31, 2024 included $8.7 million of Contract Shortfall Fees.
During the three months ended March 31, 2025 and 2024, the Company’s revenues from ProFrac Services, LLC were $30.9 million and $27.2 million, respectively. For the three months ended March 31, 2025 and 2024, these revenues were net of amortization of contract assets of $1.5 million and $1.3 million, respectively. Cost of sales attributable to these revenues were $21.3 million and $18.6 million, respectively, for the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024 our accounts receivable from ProFrac Services, LLC was $48.2 million and $52.4 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheets.
Also during 2023, the Company entered into various related party transactions with ProFrac Holdings, LLC and ProFrac Holdings II, LLC as described in Note 16, “Related Party Transactions” to the consolidated financial statements from the 2024 Annual Report. As a result of these related party transactions, ProFrac Holdings, LLC or its affiliates owns approximately 51% of the Company’s common stock as of March 31, 2025.
Note 17 — Business Segment, Geographic and Major Customer Information
Segment Information
The Company’s segments are determined as those components whose results are reviewed regularly by the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. Each segment is organized and managed based upon the nature of the Company’s markets and customers and consists of similar products and services. Gross profit and income (loss) from operations for each segment are used by the CODM to assess the performance of each segment in a financial period. The CODM uses segment gross profit and income (loss) from operations as the measure to make resource (including financial or capital resources) allocation decisions for each segment. Accounting policies have been applied consistently by each segment for all reporting periods. Intercompany revenue and expense amounts, if any, have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segments.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The operations of the Company are categorized into the following reportable segments:
Chemistry Technologies. The CT segment includes specialty chemistries, logistics and technology services, which we believe enables our customers to pursue improved efficiencies and performance throughout the life cycle of their wells, and also helps our customers improve their environmental, social and governance (“ESG”) and operational goals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$21,263	$1,662	$—	$22,925
Services	746	752	—	1,498
Total revenue from external customers	22,009	2,414	—	24,423
Revenue from related party
Products	30,700	—	—	30,700
Services	29	210	—	239
Total revenue from related parties	30,729	210	—	30,939
Cost of sales	41,295	1,618	—	42,913
Gross profit	11,443	1,006	—	12,449
Selling, general and administrative	2,166	947	3,169	6,282
Other segment items	386	183	31	600
Income (loss) from operations	$8,891	$(124)	$(3,200)	$5,567

Reconciliation of profit to income before income taxes:
Interest expense			$(229)	$(229)
Other income, net			106	106
Income before income taxes				$5,444

2024
Revenue from external customers
Products	$11,159	$933	$—	$12,092
Services	526	562	—	1,088
Total revenue from external customers	11,685	1,495	—	13,180
Revenue from related party
Products	27,014	—	—	27,014
Services	—	180	—	180
Total revenue from related parties	27,014	180	—	27,194
Cost of sales	30,298	1,255	—	31,553
Gross profit	8,401	420	—	8,821
Selling, general and administrative	1,856	683	3,548	6,087
Other segment items	439	161	26	626
Income (loss) from operations	$6,106	$(424)	$(3,574)	$2,108

Reconciliation of profit to income before income taxes:
Interest expense			(278)	(278)
Other income, net			(26)	(26)
Income before income taxes				$1,804
Other segment items for the three-months ended March 31, 2025 includes depreciation of $0.2 million and $0.1 million in the CT and DA segments, respectively; R&D costs of $0.2 million and $0.1 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT segment of $7 thousand.

Other segment items for the three-months ended March 31, 2024 includes depreciation of $0.2 million and $35 thousand in the CT and DA segments, respectively; and R&D costs of $0.3 million and $0.1 million in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments and corporate and other are as follows (in thousands):

	March 31, 2025	December 31, 2024
Chemistry Technologies	$149,345	$152,161
Data Analytics	9,436	8,632
Corporate and Other	11,456	10,003
Total assets	$170,237	$170,796
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Additions to long-lived assets	$567	$30	$1	$598

2024
Additions to long-lived assets	$147	$—	$5	$152
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three March 31, 2025 and 2024 no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2025	2024
U.S. (1)	$51,526	$39,259
UAE	3,440	741
Other countries	396	374
Total revenue	$55,362	$40,374
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended March 31, 2025
Customer A (related party)	$30,939	55.9%
Customer B	5,821	10.5%
Three months ended March 31, 2024
Customer A (related party)	$27,194	67.4%
The concentration with ProFrac Services, LLC and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended March 31,	Expenditure	% of Total Expenditure
2025
Supplier A	$8,577	24.2%
Supplier B	6,038	17.1%
Supplier C	4,762	13.5%
2024
Supplier D	$7,747	29.7%
Supplier E	5,020	19.2%
Note 18 — Subsequent Event
Remote Power Generation Asset Acquisition and Related Lease Agreement
On April 28, 2025, the Company entered into a series of transactions pursuant to an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets and related intellectual property (the “Acquired Assets”), certain of which were concurrently leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025, by and between PWRTEK, LLC, an indirect wholly-owned subsidiary of the Company (“PWRTEK”), and ProFrac GDM (the “Lease Agreement”).
Total consideration paid by the Company for all of the transactions contemplated by the Purchase Agreement was $105 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued and yet to be collected Contract Shortfall Fees from the January 1, 2024 through December 31, 2024 measurement period, which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6 million shares of the Company’s common stock, (3) a secured promissory note, issued by PWRTEK in the initial principal amount of $40 million (the “Note”), and (4) offsets against potential future period Contract Shortfall Fee amounts that may become due under the ProFrac Agreement.
With regard to the financial effect of the transactions outlined above, because ProFrac owns more than 50% of the Company’s outstanding shares and consolidates the Company’s financial results, the Acquired Assets are deemed to be under common control. As such, the Acquired Assets are expected to be recorded at estimated book value as of the acquisition date of approximately $15.1 million. The consideration in excess of the book value of the Acquired Assets is expected to be recorded to stockholders’ equity. Financial results from the Lease Agreement and operation of the Acquired Assets will be reported within the Company’s DA segment.
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRTEK 22 units, comprised of 14 digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that are currently under construction or to be constructed (collectively, the “Leased Equipment”) for a period of six years. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year of the term. Existing Leased Equipment was placed into service immediately, with fees accruing beginning on the effective date of the Lease Agreement. Leased Equipment under construction, which is expected to be placed into service throughout the second half of 2025, will begin accruing fees at the earlier of the in-service date or January 1, 2026.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the Warrant (the “Stockholder Proposal”). The Company expects to hold a special stockholder meeting to approve the Stockholder Proposal in July 2025. An affiliate of ProFrac that beneficially owns shares of the Company’s common stock and the directors and certain executive officers of the Company have entered into voting agreements (“Voting Agreements”) under which such parties have agreed to vote their respective shares of the Company’s common stock beneficially owned in favor of the Stockholder Proposal. Under certain circumstances, including if stockholder approval for the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stockholder Proposal is not timely obtained, ProFrac may elect to convert the April 2025 Warrant into a five-year promissory note on substantially similar terms to the Note, and having a principal amount equal to the Black-Scholes value of the shares of the Company’s common stock underlying the April 2025 Warrant.
The Note provides for a five-year term and is subject to a ten percent annual interest rate, payable in cash or in-kind at PWRTEK’s option. PWRTEK’s obligations under the Note are secured by a first priority lien on the assets acquired by PWRTEK under the Purchase Agreement, including the Leased Equipment. While the Note includes certain prepayment restrictions, PWRTEK and ProFrac GDM can each elect to apply up to fifty percent cumulatively of any future Contract Shortfall Fee that becomes due and payable under the ProFrac Agreement to prepay principal and interest due under the Note without penalty. The obligations of PWRTEK under the Note have been guaranteed by the Company.
In addition, in connection with the foregoing transactions, on April 28, 2025, the Company and the lender under the ABL entered into a letter agreement (the “Letter Agreement”) with respect to the ABL. Pursuant to the Letter Agreement, the lender will not test compliance with the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025, and instead, the Company will be required to maintain positive trailing three-month consolidated net income, tested monthly, and PWRTEK will be prohibited from making distributions (including dividends or similar payments), except as permitted pursuant to the Note.
2024 Contract Shortfall Fees
Contract Shortfall Fees for the measurement period of January 1, 2024 through December 31, 2024 totaled approximately $32.6 million (the “2024 Contract Shortfall Fees”). The Company collected $15 million of the 2024 Contract Shortfall Fees in cash in March 2025. The remaining 2024 Contract Shortfall Fees were offset as consideration for the Acquired Assets as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the 2024 Annual Report and the unaudited condensed consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 17 to our unaudited condensed consolidated financial statements. See “Forward Looking Statements” in this Quarterly Report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2024 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
Executive Summary
Flotek strives to be the collaborative partner of choice for solutions that reduce the environmental impact of energy on air, water, land and people. An advanced technology-driven, chemical and data analytics company, Flotek seeks to provide unique and innovative solutions to its customers in both the domestic and international energy markets. The Company is committed to delivering products and services that endeavor to maximize customer returns by leveraging chemistry as the common value creation platform.
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
Recent Events
Remote Power Generation Asset Acquisition and Related Lease Agreement
On April 28, 2025, the Company entered into a series of transactions pursuant to an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets and related intellectual property (the “Acquired Assets”), certain of which were concurrently leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025, by and between PWRTEK, LLC, an indirect wholly-owned subsidiary of the Company (“PWRTEK”), and ProFrac GDM (the “Lease Agreement”).
Total consideration paid by the Company for all of the transactions contemplated by the Purchase Agreement was $105 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued and yet to be collected Contract Shortfall Fee (defined below) from the January 1, 2024 through December 31, 2024 measurement period, which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6 million shares of the Company’s common stock, (3) a secured promissory note, issued by PWRTEK in the initial principal amount of $40 million (the “Note”), and (4) offsets against potential future period Contract Shortfall Fee amounts that may become due under the ProFrac Agreement.
With regard to the financial effect of the transactions outlined above, because ProFrac owns more than 50% of the Company’s outstanding shares and consolidates the Company’s financial results, the Acquired Assets are deemed to be under common control. As such, the Acquired Assets are expected to be recorded at estimated book value as of the acquisition date of approximately $15.1 million. The consideration in excess of the book value of the Acquired Assets is expected to be recorded to stockholders’ equity. Financial results from the Lease Agreement and operation of the Acquired Assets will be reported within the Company’s DA segment.
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRTEK 22 units, comprised of 14 digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that are currently under construction or to be constructed (collectively, the “Leased Equipment”) for a period of six years. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year of the term. Existing Leased Equipment was placed into service immediately, with fees accruing beginning on the effective date of the Lease Agreement. Leased Equipment under construction, which is expected to be placed into service throughout the second half of 2025, will begin accruing fees at the earlier of the in-service date or January 1, 2026.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the Warrant (the “Stockholder Proposal”). The Company expects to hold a special stockholder meeting to approve the Stockholder Proposal in July 2025. An affiliate of ProFrac that beneficially owns shares of the Company’s common stock and the directors and certain executive officers of the Company have entered into voting agreements (“Voting Agreements”) under which such parties have agreed to vote their respective shares of the Company’s common stock beneficially owned in favor of the Stockholder Proposal. Under certain circumstances, including if stockholder approval for the Stockholder Proposal is not timely obtained, ProFrac may elect to convert the April 2025 Warrant into a five-year promissory note on substantially similar terms to the Note, and having a principal amount equal to the Black-Scholes value of the shares of the Company’s common stock underlying the April 2025 Warrant.
The Note provides for a five-year term and is subject to a ten percent annual interest rate, payable in cash or in-kind at PWRTEK’s option. PWRTEK’s obligations under the Note are secured by a first priority lien on the assets acquired by PWRTEK under the Purchase Agreement, including the Leased Equipment. While the Note includes certain prepayment restrictions, PWRTEK and ProFrac GDM can each elect to apply up to fifty percent cumulatively of any future Contract Shortfall Fee that becomes due and payable under the ProFrac Agreement to prepay principal and interest due under the Note without penalty. The obligations of PWRTEK under the Note have been guaranteed by the Company.
2024 Contract Shortfall Fees
Contract Shortfall Fees for the measurement period of January 1, 2024 through December 31, 2024 totaled approximately $32.6 million (the “2024 Contract Shortfall Fees”). The Company collected $15 million of the 2024 Contract Shortfall Fees in cash in March 2025. The remaining 2024 Contract Shortfall Fees were offset as consideration for the Acquired Assets as described above.
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
Customers of the CT segment include those of energy-related markets, such as our related party ProFrac Services, LLC, with whom we have a long-term supply agreement, as well as industrial companies. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies may benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into a Chemical Products Supply Agreement with ProFrac Services, LLC, which was subsequently amended on May 17, 2022 and February 1, 2023 (collectively, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services, LLC is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the three months ended March 31, 2024 reflected Contract Shortfall Fees of $8.7 million. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2025 reflect Contract Shortfall Fees of $7.5 million.
The transactions with ProFrac and ProFrac GDM described above under “Recent Events” do not impact the ProFrac Agreement.
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
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lowering emissions and protecting equipment, and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. Our ability to facilitate the use of lower cost field gas to generate remote power solutions has been significantly enhanced through the addition of the Acquired Assets described in “Recent Events” above. More efficient operations have the benefit of reducing carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants and independent exploration and production companies. We have developed a line of Verax™ analyzers for deployment internationally, which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both our business segments through green chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the three months ended March 31, 2025 and 2024, the Company incurred $0.4 million and $0.4 million, respectively, of research and development expense. The Company expects that its 2025 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. We have based our outlook on the market conditions we perceive today. The oil and gas industry is highly cyclical.
Energy Industry
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, partially attributable to the ongoing discussions with respect to tariffs, we believe the fundamentals for energy-related services remain stable. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we generally expect these companies, as well as major exploration and production companies, to maintain current activity levels over the next 12 months.
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery, and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Based upon our strong results during the first quarter of 2025, and customer commitments, we anticipate stable demand for our chemistry during 2025. Our expectations are in part based upon our current outlook on oil and gas prices.
As a result of the continued growth in the exportation of natural gas, we expect the demand for natural gas to continue to increase during 2025. Higher natural gas prices would likely increase activity in the Haynesville shale basin, an area where we expect our established presence, expertise and capabilities could provide growth.
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
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Recent Events”, we are gaining traction leveraging the Verax™ in applications where operators and service companies are using field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing gas quality in real-time allows companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage. In addition, we believe the Acquired Assets can be utilized in numerous vertical markets, including areas outside of the oil and gas industry. We expect the Lease Agreement described above under “Recent Events” to have a significant impact on the future financial results of our DA segment.
Consolidated Results of Operations (in thousands)

	Three months ended March 31,
	2025	2024
Revenue
Revenue from external customers	$24,423	$13,180
Revenue from related party	30,939	27,194
Total revenues	55,362	40,374
Cost of sales	42,913	31,553
Cost of sales %	77.5%	78.2%
Gross profit	12,449	8,821
Gross profit %	22.5%	21.8%
Selling general and administrative	6,282	6,087
Selling general and administrative %	11.3%	15.1%
Depreciation	252	220
Research and development	355	406
Gain on sale of property and equipment	(7)	—
Income from operations	5,567	2,108
Operating margin %	10.1%	5.2%
Interest and other (expense) income, net	(123)	(304)
Income before income taxes	5,444	1,804
Income tax expense	(64)	(242)
Net income	$5,380	$1,562
Net income %	9.7%	3.9%
Consolidated revenue for the three months ended March 31, 2025 increased $15.0 million, or 37%, versus the same period of 2024, driven by increased sales volumes from external customers as well as increased related party activity under the ProFrac Agreement, partially offset by a decrease in accrued Contract Shortfall Fees of $1.2 million. Related party revenues in the CT segment are net of $1.5 million and $1.3 million of contract assets amortization for the three months ended March 31, 2025 and 2024, respectively.
Consolidated cost of sales for the three months ended March 31, 2025 increased $11.4 million, or 36%, versus the same period of 2024, primarily due to increased product sales and increased freight costs. Consolidated cost of sales percentage was 78% for both the three months ended March 31, 2025 and 2024.
SG&A expenses for the three months ended March 31, 2025 increased $0.2 million, or 3.2%, versus the same period of 2024. The increase relates primarily to increased salaries and stock compensation expense, partially offset by decreased professional fees.
Income from operations increased $3.5 million for the three months ended March 31, 2025, versus the same period in 2024. The increase was primarily driven by a $3.6 million increase in gross profit partially offset by a $0.2 million increase in SG&A expenses during the three months ended March 31, 2025 as compared to the same period of 2024.
Interest and other expense for the three months ended March 31, 2025 decreased $0.2 million driven by a $0.1 million decrease in interest payments compared to the same period of 2024.
The Company’s income tax expense for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended March 31,
	2025	2024
Revenue from external customers	$22,009	$11,684
Revenue from related party	30,729	27,014
Income from operations	8,891	6,106
CT revenue from external customers for the three months ended March 31, 2025 increased $10.3 million, or 88%, compared to the same period of 2024 driven primarily by increased activity. Revenue from related party for the three months ended March 31, 2025 increased $3.7 million, or 14%, compared to the same period of 2024, primarily driven by increased activity partially offset by decreased accrued Contract Shortfall Fees.
Income from operations for the CT segment for the three months ended March 31, 2025 increased $2.8 million compared to the same period of 2024. The increase was driven by increased gross profit of $3.0 million for the three months ended March 31, 2025, which was related to increased product volumes partially offset by a corresponding increase in cost of sales.
Data Analytics Results of Operations:

	Three months ended March 31,
	2025	2024
Revenue from external customers	$2,414	$1,495
Revenue from related party	210	180
Loss from operations	(124)	(424)
DA revenue from external customers for the three months ended March 31, 2025 increased $0.9 million, or 61%, compared to the same period of 2024 primarily due to increased unit sales. Revenue from related party was $0.2 million for both the three months ended March 31, 2025 and 2024.
Loss from operations for the DA segment for the three months ended March 31, 2025 decreased $0.3 million compared to the same period for 2024 primarily driven by increased activity, partially offset by increased materials costs.

Corporate and Other Results of Operations:

	Three months ended March 31,
	2025	2024
Loss from operations	$(3,200)	$(3,574)

Loss from operations for the three months ended March 31, 2025 decreased $0.4 million, or 10%, compared to the same period of 2024 attributable to decreased professional fees.
Capital Resources and Liquidity
Overview
The Company’s capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the three months ended March 31, 2025, the Company funded working capital requirements with cash on hand and borrowings under the ABL (defined below). We believe our cash and cash equivalents, cash generated from operating activities, which includes the impact of the transactions described in “Recent Events” above, the collection or offset utilization of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.
However, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during 2024. As a result, the Company recorded revenue related to the 2024 Contract Shortfall Fees totaling $32.6 million. The Company collected $15.0 million of 2024 Contract Shortfall Fees in cash during the first quarter of 2025. The remainder of the 2024 Contract Shortfall Fees were offset as consideration for the Acquired Assets, see “Recent Events” above. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2025 reflect Contract Shortfall Fees of $7.5 million.
As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $6.3 million compared to $5.9 million on December 31, 2024. In addition, on April 30, 2025, the Company had approximately $13.5 million in available borrowings under the ABL. During the three months ended March 31, 2025, the Company had $5.6 million of operating income, $7.3 million of cash provided by operating activities, $0.6 million of cash used in investing activities and $4.8 million of cash used in financing activities.
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
As of March 31, 2025, the Company had no outstanding balance under the ABL. During the three months ended March 31, 2025, the Company incurred $0.1 million in interest and fees related to the ABL. As of March 31, 2025, the Company recorded $0.1 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.5% as of March 31, 2025. For the three months ended March 31, 2025, the weighted-average interest rate was 9.5%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).

In connection with the Company’s entry into the Purchase Agreement described in “Recent Events” above, on April 28, 2025 the Company entered into the Letter Agreement with respect to the ABL. Pursuant to the Letter Agreement, the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025, and instead, the Company will be required to maintain positive trailing three-month consolidated net income, tested monthly and PWRTEK will be prohibited from making distributions (including dividends or similar payments), except as permitted pursuant to the Note.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$7,313	$3,887
Net cash used in investing activities	(591)	(152)
Net cash used in financing activities	(4,828)	(4,411)
Effect of changes in exchange rates on cash and cash equivalents	(45)	42
Net change in cash and cash equivalents and restricted cash	$1,849	$(634)
Operating Activities
Net cash provided by operating activities was $7.3 million during the three months ended March 31, 2025 compared to net cash provided by operating activities of $3.9 million for the same period of 2024. Consolidated net income for the three months ended March 31, 2025 was $5.4 million compared to consolidated net income of $1.6 million for the three months ended March 31, 2024.
During the three months ended March 31, 2025, non-cash adjustments to net income totaled $2.6 million as compared to $3.1 million for the same period of 2024.
•For the three months ended March 31, 2025, non-cash adjustments included non-cash positive adjustments of $0.5 million of stock compensation expense, $1.5 million amortization of contract assets and $0.3 million non-cash lease expense.
•For the three months ended March 31, 2024, non-cash adjustments included non-cash positive adjustments of $0.3 million of stock compensation expense, $1.3 million amortization of contract assets and $0.7 million of non-cash lease expense.
During the three months ended March 31, 2025, changes in working capital used $0.7 million of cash as compared to $0.8 million for the same period of 2024.
•For the three months ended March 31, 2025, changes in working capital resulted primarily from a decrease in related party accounts receivable of $4.1 million, increased third party accounts receivable of $2.5 million and net inventories of $0.4 million along with decreased accrued liabilities and operating lease liabilities of $1.8 million and $0.6 million, respectively, partially offset by increases in accounts payable of $0.9 million and other assets of $0.5 million.
•For the three months ended March 31, 2024, changes in working capital resulted primarily from a decrease in accrued liabilities and operating lease liabilities of $2.5 million and $0.9 million, respectively, an increase in related party accounts receivable of $4.1 million and an increase in net inventories of $1.3 million partially offset by increases in accounts payable of $4.2 million, other assets of $0.9 million and third-party accounts receivable of $2.9 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.2 million, respectively, driven by capital expenditures in both periods.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $4.8 million and relates primarily to $4.8 million in net payments on the ABL, payments for loan origination costs and payments to tax authorities for shares withheld from employees, partially offset by proceeds from the issuance of stock. Net cash used in financing activities was $4.4 million for the three months ended March 31, 2024, and relates primarily to $4.4 million in net proceeds from the ABL, payments for loan origination costs, payments to tax authorities for shares withheld from employees and payments on finance leases, partially offset by proceeds from the issuance of stock in connection with the Company’s Employee Stock Purchase Plan.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2024 Annual Report describes the critical accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is primarily exposed to market risk from changes in interest rates, raw material prices, freight costs and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report.
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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2024 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition and/or future results. As of March 31, 2025, there have been no material changes in our risk factors from those set forth in the 2024 Annual Report, other than the risk factor set forth below. The risks described in the 2024 Annual Report and this Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.
Our CT segment requires access to various chemicals, many of which are produced in the U.S., but some of which contain international components or are sourced internationally. Our DA segment requires access to certain instruments and components, which are produced in whole or in part outside the U.S. Any imposition of or increase in tariffs on imports of these materials, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unable to pass all or any of such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher materials costs could also diminish our ability to develop new products at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.
Approximately 7% of our CT segment revenue is derived from sales outside the U.S. and our DA segment also sells products outside the U.S. from time-to-time. Should any U.S. tariffs result in retaliatory tariffs in any of the counties outside the U.S. in which we sell products, the cost of our products in such countries could increase. These increased costs could negatively impact our sales in those countries, by rendering our products no longer cost-competitive.
In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of our existing debt on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.
Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.
We may fail to successfully integrate the Acquired Assets into our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows, or we may fail to realize all of the expected benefits of the acquisition of the Acquired Assets and/or entry into the Lease Agreement, which could negatively impact our future results of operations.
Integration of the Acquired Assets into our existing business will be a complex, time-consuming and potentially costly process. A failure to successfully integrate the Acquired Assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash flows. The difficulties of combining the Acquired Assets with our existing operations include, among other things:
•operating a larger combined organization and adding operations;
•difficulties in the assimilation of the Acquired Assets and operations;
•the diversion of management's attention from other business concerns;
•timely adding the personnel with the proper skill sets required to handle the additional operations;
•potential environmental or regulatory compliance matters or liabilities; and
•ensuring the continued flow of data from the Acquired Assets.
If any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the Acquired Assets and/or the Lease Agreement may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the costs to operate the Acquired Assets or to perform under the Lease Agreement may be higher than the forecasts we used to evaluate the Acquired Assets and Lease Agreement due to factors that are beyond our control. The useful life of the Acquired Assets may be shorter than we forecast. If the Acquired Assets cost more to operate than we had forecast or have shorter useful life than we used to evaluate the Acquired Assets or if the Lease Agreement costs more to perform under than we forecast, then our future results of operations could be negatively impacted.
Flaws in our due diligence in connection with the Acquired Assets could have a significant negative effect on our financial condition and results of operations.
We conducted customary due diligence in connection with the acquisition of the Acquired Assets prior to signing and closing the Purchase Agreement. However, diligence may not reveal all material issues that may affect the Acquired Assets. In addition, factors outside of our control may later arise. If, during the due diligence process, we failed to identify issues specific to the Acquired Assets, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. We cannot assure you that we will not have to take write-downs or write-offs in connection with the Acquired Assets, which could have a negative effect on our financial condition and results of operations.
The Company’s reliance on the ProFrac Agreement and Lease Agreement, both with affiliates of ProFrac, could adversely impact our financial condition, results of operations and cash flows.
The ProFrac Agreement is a major source of the Company’s liquidity and we expect it to remain so over the term of the contract. The Lease Agreement is also expected to be a major source of the Company’s liquidity. Revenues attributable to the ProFrac Agreement represented 62% and 65% of our total revenues during 2024 and 2023, respectively. If the Company became unable to either (1) execute the requirements of the ProFrac Agreement financially and operationally, from procuring inventory to meet the needs of ProFrac Services, LLC under the ProFrac Agreement to executing timely billing and collection, or (2) properly perform its obligations under the Lease Agreement, the Company’s liquidity could be materially adversely impacted. Further, our relationship with ProFrac may impact their competitors’ willingness to purchase products from the Company or to seek price concessions from the Company.
We are also dependent on ProFrac Services, LLC’s compliance in meeting their committed activity levels under the ProFrac Agreement and paying for our products, including any Contract Shortfall Fees, on a timely basis, in accordance with the terms of the ProFrac Agreement. We are dependent upon ProFrac GDM’s compliance with their asset maintenance and payment obligations, among others, under the Lease Agreement. Our financial condition, results of operations and cash flows may be adversely impacted if ProFrac Services, LLC’s or ProFrac GDM’s financial condition or ProFrac Service LLC’s spending level under the ProFrac Agreement is negatively impacted and ProFrac Services, LLC or ProFrac GDM is unable to pay its outstanding obligations to the Company, including the Contract Shortfall Fees. As of March 31, 2025 and December 31, 2024 our accounts receivable from ProFrac Services, LLC, inclusive of any due and payable Contract Shortfall Fees, was $48.2 million and $52.4 million, respectively.
ProFrac Services, LLC has the right to terminate the ProFrac Agreement by providing written notice to the Company after the occurrence of any of the following events: (i) the Company’s bankruptcy; (ii) the Company’s failure to produce and deliver the products in accordance with the specifications, or failure to timely deliver products, and the Company has been unable to cure such failure within a commercially reasonable period determined by ProFrac Services, LLC; (iii) the Company fails to meet pricing requirements set forth in the ProFrac Agreement; or (iv) the Company is affected by a force majeure event, and such force majeure event has not been remedied within 30 days of the initial occurrence of such event. ProFrac Services, LLC also has the right to terminate the ProFrac Agreement for any other material breach of the ProFrac Agreement by the Company if the breach is capable of being cured, but is not cured within 30 days after written notice. Termination of the ProFrac Agreement would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. In addition, ProFrac Services, LLC has customary rights to audit our compliance with the terms of the ProFrac Agreement. ProFrac GDM also has customary rights to audit the records of the Company with regard to third-party pricing to confirm compliance with the Lease Agreement’s pricing requirements. Any adverse findings during such an audit could have an adverse impact on the Company’s financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended March 31, 2025 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2025 to January 31, 2025	—	$—
February 1, 2025 to February 28, 2025	500	$9.03
March 1, 2025 to March 31, 2025	1,173	$7.48
Total	1,673

(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: May 8, 2025

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)