Form 10-Q
period 2025-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2025-08-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At August 5, 2025, there were 29,857,883 outstanding shares of the registrant’s common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise requires, the terms “Flotek,” the "Company," "we," "us" and "our" refer to Flotek Industries, Inc. and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q, and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include, but are not limited to, estimates, projections, and statements related to the Company’s business plan or performance under the ProFrac Agreement (defined below) or Lease Agreement (defined below), objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply or lease agreements or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereunder. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,028	$4,404
Restricted cash	103	102
Accounts receivable, net of allowance for credit losses of $430 and $447 at June 30, 2025 and December 31, 2024, respectively	22,221	17,386
Accounts receivable, related party, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024	37,350	52,370
Inventories, net	12,302	13,303
Other current assets	3,084	2,952
Current contract asset	6,743	5,939
Total current assets	86,831	96,456
Long-term contract asset	59,386	63,105
Property and equipment, net	21,223	6,178
Right-of-use assets	3,174	3,326
Deferred tax assets, net	35	51
Other long-term assets	1,594	1,680
TOTAL ASSETS	$172,243	$170,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,350	$38,073
Accrued liabilities	3,905	5,912
Accrued liabilities, related party	7,248	—
Income taxes payable	85	48
Interest payable, related party	701	—
Current portion of operating lease liabilities	1,186	1,486
Current portion of finance lease liabilities	146	—
Asset-based loan	5,055	4,789
Current portion of long-term debt	—	60
Total current liabilities	54,676	50,368
Deferred revenue, long-term	—	14
Note payable - related party, net of deferred financing costs	39,536	—
Long-term operating lease liabilities	5,879	6,514
Long-term finance lease liabilities	302	—
TOTAL LIABILITIES	100,393	56,896
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 30,968,827 shares issued and 29,854,440 shares outstanding at June 30, 2025; 30,938,073 shares issued and 29,826,508 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	415,637	464,620
Accumulated other comprehensive income	96	251
Accumulated deficit	(309,160)	(316,308)
Treasury stock, at cost; 1,114,387 and 1,111,565 shares at June 30, 2025 and December 31, 2024, respectively	(34,726)	(34,666)
Total stockholders’ equity	71,850	113,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,243	$170,796
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue from external customers	$25,182	$18,191	$49,605	$31,371
Revenue from related party	33,168	27,961	64,107	55,155
Total revenues	58,350	46,152	113,712	86,526
Cost of sales	43,943	36,982	86,856	68,535
Gross profit	14,407	9,170	26,856	17,991
Operating costs and expenses:
Selling, general, and administrative	6,796	6,279	13,078	12,365
Asset acquisition expenses	4,195	—	4,195	—
Depreciation	374	222	626	442
Research and development	455	481	810	888
Gain on sale of property and equipment	—	(34)	(7)	(34)
Total operating costs and expenses	11,820	6,948	18,702	13,661
Income from operations	2,587	2,222	8,154	4,330
Other income (expense):
Interest expense	(983)	(308)	(1,212)	(586)
Other income, net	181	75	287	49
Total other expense	(802)	(233)	(925)	(537)
Income before income taxes	1,785	1,989	7,229	3,793
Income tax expense	(17)	(15)	(81)	(257)
Net income	$1,768	$1,974	$7,148	$3,536

Income per common share:
Basic	$0.05	$0.07	$0.22	$0.12
Diluted	$0.05	$0.06	$0.21	$0.12

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	33,947	29,449	31,827	29,440
Weighted average common shares used in computing diluted income per common share	36,231	30,668	34,026	30,512

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$1,768	$1,974	$7,148	$3,536
Other comprehensive income:
Foreign currency translation adjustment	(110)	16	(155)	58
Comprehensive income	$1,658	$1,990	$6,993	$3,594

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,148	$3,536
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(127)	(27)
Amortization of contract assets	2,916	2,749
Depreciation	626	442
Amortization of deferred financing costs	157	170
Provision for credit losses, net of recoveries	261	79
Provision for excess and obsolete inventory	250	433
Gain on sale of property and equipment	(7)	(34)
Non-cash lease expense	624	1,236
Stock compensation expense	1,137	642
Deferred income tax expense	16	216
Changes in current assets and liabilities:
Accounts receivable	(5,096)	292
Accounts receivable, related party	(2,532)	(5,480)
Inventories	1,448	192
Income tax receivable	(32)	—
Other assets	(155)	688
Accounts payable	(1,722)	50
Accrued liabilities	(1,893)	(2,837)
Operating lease liabilities	(935)	(1,510)
Income taxes payable	37	(10)
Interest payable, related party	701	—
Net cash provided by operating activities	2,822	827
Cash flows from investing activities:
Capital expenditures	(1,309)	(229)
Proceeds from sale of assets	7	34
Net cash used in investing activities	(1,302)	(195)
Cash flows from financing activities:
Payments on long term debt	(60)	(90)
Proceeds from asset-based loan	106,950	83,300
Payments on asset-based loan	(106,685)	(84,994)
Payment of note payable issuance costs	(480)	—
Payment of stock warrant issuance costs	(456)	—
Payments to tax authorities for shares withheld from employees	(60)	(24)
Proceeds from issuance of stock under Employee Stock Purchase Plan	68	62
Proceeds from issuance of stock from stock option exercises	8	—
Payments for finance leases	(25)	(19)
Net cash used in financing activities	(740)	(1,765)
Effect of changes in exchange rates on cash and cash equivalents	(155)	58
Net change in cash and cash equivalents and restricted cash	625	(1,075)
Cash and cash equivalents at the beginning of period	4,404	5,851
Restricted cash at the beginning of period	102	102
Cash and cash equivalents and restricted cash at beginning of period	4,506	5,953
Cash and cash equivalents at end of period	5,028	4,777
Restricted cash at the end of period	103	101
Cash and cash equivalents and restricted cash at end of period	$5,131	$4,878
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2025	30,941	$3	1,114	$(34,689)	$465,112	$206	$(310,928)	$119,704
Net income	—	—	—	—	—	—	1,768	1,768
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	(110)
Stock issued under option exercises	2	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(5)	—	37	—	—	37
Restricted stock granted	26	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	676	—	—	676
Shares withheld to cover taxes	—	—	5	(37)	—	—	—	(37)
Excess consideration over historical asset book value (Note 3)	—	—	—	—	(92,400)	—	—	(92,400)
Issuance of April 2025 Warrant, net (Note 3)	—	—	—	—	42,204	—	—	42,204
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850

Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2024	30,773	$3	1,112	$(34,514)	$463,484	$169	$(325,244)	$103,898
Net income	—	—	—	—	—	—	1,974	1,974
Foreign currency translation adjustment	—	—	—	—	—	16	—	16
Stock issued under employee stock purchase plan	—	—	(9)	—	28	—	—	28
Restricted stock granted	94	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	332	—	—	332
Shares withheld to cover taxes	—	—	4	(14)	—	—	—	(14)
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	7,148	7,148
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	(155)
Stock issued under stock option exercises	2	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(9)	—	68	—	—	68
Restricted stock granted	26	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock units vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,137	—	—	1,137
Shares withheld to cover taxes	—	—	8	(60)	—	—	—	(60)
Excess consideration over historical asset book value (Note 3)	—	—	—	—	(92,400)	—	—	(92,400)
Issuance of April 2025 Warrant, net (Note 3)	—	—	—	—	42,204	—	—	42,204
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850

Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	3,536	3,536
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Stock issued under employee stock purchase plan	—	—	(19)	—	62	—	—	62
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Stock compensation expense	—	—	—	—	642	—	—	642
Shares withheld to cover taxes	—	—	6	(24)	—	—	—	(24)
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234

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
The Company’s Data Analytics (“DA”) delivers real-time information and insights to its customers to enable optimization of operations and reduction of emissions and their carbon intensity. We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lowering emissions, protecting equipment and ensuring product quality while reducing giveaways, i.e., providing higher value products at lower value product prices. Our ability to facilitate the use of lower cost field gas to generate remote power solutions has been significantly enhanced through the acquisition of the assets described in Note 3, “Asset Acquisition.”
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	June 30, 2025	December 31, 2024
Balance, beginning of year	$447	$745
Charges to provision for credit losses, net of recoveries	261	181
Write-offs	(278)	(479)
Balance, end of period	$430	$447
As of June 30, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (“ProFrac Services”) (see Note 17, “Related Party Transactions”).
Lessor Arrangements
The Company accounts for leasing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). On April 28, 2025, the Company entered into an equipment lease, the Lease Agreement (as defined below), with a related party customer under an operating lease arrangement (see Note 3, “Asset Acquisition”). At contract inception, an evaluation is performed to determine if the lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control are conveyed, a further assessment is made as to the applicable lease classification. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the asset transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased asset, (3) whether the lease term is for the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
major part of the remaining economic life of the leased asset , (4) whether the lease grants the lessee an option to purchase the leased asset that the lessee is reasonably certain to exercise, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease.
For the three and six month periods ended June 30, 2025 and 2024, the Company did not have any sales-type leases. For operating leases, rental income is recognized on a straight-line basis over the lease term as lease revenue. The cost of customer-leased equipment is recorded within Property and equipment, net in the balance sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in Depreciation in the statements of operations.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of June 30, 2025
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning for the annual period ending December 31, 2025.
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
Note 3 — Asset Acquisition
The Company entered into a series of transactions in connection with an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets, comprised of twenty-two operating units and eight units under construction, certain inventory and related intellectual property (the “Acquired Assets”). Concurrently, the Leased Equipment (as defined below) was leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025, by and between PWRtek, LLC (“PWRtek”), a wholly-owned subsidiary of the Company, and ProFrac GDM (the “Lease Agreement”) (collectively, the “PWRtek Transactions”). In accordance with FASB ASC 805, “Business Combinations,” the acquisition of the Acquired Assets is classified as an asset acquisition between entities under common control.
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that were under construction (collectively, the “Leased Equipment”) as of April 28, 2025. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. The Company began recognizing lease revenue associated with the twenty-two operating mobile power generation assets on April 28, 2025, the effective date of the Lease Agreement. With respect to the Leased Equipment under construction, the Company will recognize lease revenue at the earlier of the in-service date or January 1, 2026. In accordance with ASC 842, the Lease Agreement is accounted for as an operating lease.
Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued 2024 Contract Shortfall Fee (see Note 17, “Related Party Transactions”), which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock, (3) a secured promissory note, issued by PWRtek in the initial principal amount of $40 million (the “PWRtek Note”), and (4) offsets against potential future period Contract

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shortfall Fee amounts that may become due under the ProFrac Agreement (see Note 17, “Related Party Transactions”). The estimated fair value of the Leased Equipment was deemed to be in excess of the total consideration of $107.5 million.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the April 2025 Warrant. On July 9, 2025, the Company held a special stockholders meeting where the Company’s stockholders approved the issuance of the 6,000,000 shares of the Company’s common stock underlying the April 2025 Warrant. The fair value of the April 2025 Warrant was $42.7 million. The Company recorded the fair value of the April 2025 Warrant as additional paid in capital within stockholders’ equity, net of $0.5 million of issuance costs, as the April 2025 Warrant is classified as equity.
The PWRtek Note provides for a five-year term and is subject to a 10% annual interest rate, payable quarterly in cash or in-kind (i.e., added to the principal balance quarterly) at PWRtek’s option. The principal becomes due at the end of the five-year term on April 28, 2030. PWRtek’s obligations under the PWRtek Note are secured by a first priority lien on the Acquired Assets, including the Leased Equipment, as well as certain other after-acquired property of PWRtek. While the PWRtek Note includes certain prepayment restrictions, Flotek and ProFrac GDM can each elect to apply up to fifty percent cumulatively of any future Contract Shortfall Fee (see Note 17, “Related Party Transactions”) that becomes due and payable under the ProFrac Agreement to prepay principal and interest due under the PWRtek Note without penalty. The obligations under the PWRtek Note have been guaranteed by the Company. The Company recorded $0.5 million as deferred financing costs on April 28, 2025. As of June 30, 2025, there was $39.5 million outstanding, net of unamortized deferred financing costs of $0.5 million under the PWRtek Note. See Note 10 - “Debt” for additional information. For the three and six months ended June 30, 2025, interest expense related to the PWRtek Note was $0.7 million and as of June 30, 2025, interest payable related to the PWRtek Note was $0.7 million.
Contract Shortfall Fees for the measurement period of January 1, 2024 through December 31, 2024 totaled approximately $32.6 million (the “2024 Contract Shortfall Fees”) and was included in accounts receivable, related party as of December 31, 2024. The Company collected $15.0 million of the 2024 Contract Shortfall Fees in cash in March 2025. The remaining 2024 Contract Shortfall Fees of $17.6 million were offset as consideration for the Acquired Assets as described above.
Due to ProFrac controlling more than 50% of the Company’s outstanding shares (see Note 17, “Related Party Transaction”), the acquisition of the Acquired Assets qualified as a transfer of assets between entities under common control. As such, the Acquired Assets have been recorded at ProFrac’s historical book value of approximately $15.1 million as of April 28, 2025. The total consideration paid by the Company in connection with the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets of $92.4 million was recorded as a reduction to additional paid in capital for the PWRtek Transactions within stockholders’ equity. Financial results from the Lease Agreement and operation of the Acquired Assets are reported within the Company’s DA segment. See Note 8 - “Leases” for additional information.
The following table summarizes the consideration transferred and the historical book value of identified Acquired Assets at the date of the PWRtek Transactions:

April 28, 2025
(in thousands)
Components of consideration:
April 2025 Warrant exercisable into 6,000,000 shares	$42,660
PWRtek Note	40,000
2024 Contractual Shortfall Fee offset	17,552
Future Contract Shortfall Fee offset	7,248
Total consideration	$107,460

Asset historical book value:
Leased equipment	$14,460
Inventory	600
Total assets book value	$15,060

Excess consideration over assets historical book value	$92,400

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales, service revenue or rental income. Product, service and rental revenues include sales to related parties as described in Note 17, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Products	$53,406	$44,694	$107,031	$83,809
Services	1,716	1,458	3,453	2,717
Rental	3,228	—	3,228	—
	$58,350	$46,152	$113,712	$86,526
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales:
Tangible goods sold	$38,933	$32,215	$77,165	$59,240
Services	147	88	326	182
Other	4,863	4,679	9,365	9,113
	$43,943	$36,982	$86,856	$68,535
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the three and six months ended June 30, 2025 includes $0.2 million related to the Lease Agreement. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales:
Cost of sales for external customers	$21,658	$17,486	$43,318	$30,439
Cost of sales for related party	22,285	19,496	43,538	38,096
	$43,943	$36,982	$86,856	$68,535

Note 5 — Contract Assets
Contract assets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Contract assets	$83,060	$83,060
Less accumulated amortization	(16,931)	(14,016)
Contract assets, net	66,129	69,044
Less current contract assets	(6,743)	(5,939)
Contract assets, long term	$59,386	$63,105

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with entering into the Initial ProFrac Agreement (defined below) and Amended ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 17, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of June 30, 2025 and December 31, 2024, $59.4 million and $63.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended June 30, 2025 and 2024, the Company recognized $1.4 million and $1.5 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. During the six months ended June 30, 2025 and 2024, the Company recognized $2.9 million and $2.7 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreement.

Years ending December 31,	Amortization
2025 (excluding first six months)	$2,798
2026	9,006
2027	10,347
2028	10,347
2029	10,347
Thereafter through May 2032	23,284
Total contract assets	$66,129
Note 6 — Inventories
Inventories are as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$5,049	$4,945
Finished goods	12,214	13,581
Inventories	17,263	18,526
Less reserve for excess and obsolete inventory	(4,961)	(5,223)
Inventories, net	$12,302	$13,303
During the three months ended June 30, 2025 and 2024, additional reserves recorded were $0.2 million and $0.1 million, respectively, for the CT segment. For the three months ended June 30, 2025, additional reserves of $5 thousand were recorded for the DA segment with no additional reserves recorded for the three months ended June 30, 2024.
During the six months ended June 30, 2025 and 2024, additional reserves recorded were $0.2 million and $0.4 million, respectively, for the CT segment and $18 thousand and $13 thousand, respectively, for the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2025	December 31, 2024
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,682	5,722
Machinery and equipment	8,661	8,524
Leased equipment	14,475	—
Furniture and fixtures	520	520
Transportation equipment	805	790
Computer equipment and software	1,570	1,531
Property and equipment	34,119	18,493
Less accumulated depreciation	(12,896)	(12,315)
Property and equipment, net	$21,223	$6,178
Leased equipment (See Note 3, “Asset Acquisition”) has an estimated useful life of ten years.
Depreciation expense totaled $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.Depreciation expense totaled $0.6 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
Note 8 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$413	$753	$904	$1,536
Finance lease expense:
Amortization of assets	29	4	29	7
Interest on lease liabilities	8	—	8	—
Total finance lease expense	37	4	37	7
Short-term lease expense	392	312	877	571
Total lease expense	$842	$1,069	$1,818	$2,114

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,094	$1,334	$2,175	$2,988
Operating cash flows from finance leases	40	10	40	23
Financing cash flows from finance leases	8	—	8	—

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of June 30, 2025 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2025 (excluding first six months)	$841	$90
2026	1,693	180
2027	1,741	180
2028	1,602	58
2029	1,641	—
Thereafter	1,407	—
Total lease payments	$8,925	$508
Less: Interest	(1,860)	(60)
Present value of lease liabilities	$7,065	$448
Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$2,730	$3,326

Current portion of operating lease liabilities	1,186	1,486
Long-term operating lease liabilities	5,879	6,514
Total operating lease liabilities	$7,065	$8,000

Finance Leases
Finance lease right-of-use assets	$444	$—

Current portion of finance lease liabilities	$146	$—
Long-term finance lease liabilities	302	—
Total finance lease liabilities	$448	$—

Weighted Average Remaining Lease Term
Operating leases	5.2 years	5.4 years
Finance leases	2.9 years	—

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	—%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 3, “Asset Acquisition”) of $3.2 million for both the three and six months ended June 30, 2025. At June 30, 2025, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2025 (excluding first six months) (1)	$10,218
2026	27,375
2027	27,375
2028	27,375
2029	27,375
Thereafter (2)	9,125
Total rental income (through April 2030)	$128,843
(1)Excludes income from assets not placed in service at June 30, 2025.
(2)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2025 (excluding first six months)	$383
2026	767
2027	767
2028	767
2029	767
Thereafter	640
Total rental income	$4,091
Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2025	December 31, 2024
Severance costs	$398	$380
Payroll and benefits	1,596	2,901
Legal costs	137	99
Deferred revenue	878	808
Financed insurance	505	1,074
Other	391	650
Total current accrued liabilities	$3,905	$5,912

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Debt
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024 and April 2025 (as amended the “ABL”). The August 2024 amendment to the ABL extended the maturity date to August 2026, increased the credit availability and lowered the interest rate spread. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of June 30, 2025 and December 31, 2024, the Company had $5.1 million and $4.8 million, respectively, outstanding under the ABL. As of June 30, 2025, the Company had approximately $9.2 million of available borrowings under the ABL. During the three months ended June 30, 2025 and 2024, the Company incurred $0.2 million and $0.2 million, respectively, in interest and fees related to the ABL. During the six months ended June 30, 2025 and 2024, the Company incurred $0.3 million and $0.4 million, respectively, in interest and fees related to the ABL. As of June 30, 2025 and December 31, 2024, the Company recorded $0.2 million and $0.3 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For both the three and six months ended June 30, 2025, the weighted-average interest rate was 9.5%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.5% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. In connection with the Company’s entry into the Purchase Agreement, the Company entered into the Letter Agreement with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025 and PWRtek is prohibited from making distributions, except as permitted pursuant to the PWRtek Note. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets. The Company was in compliance with all of the applicable covenants under the ABL as of June 30, 2025.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Related Party Note Payable
As of June 30, 2025, amounts outstanding under the PWRtek Note (see Note 3, “Asset Acquisition”) are as follows (in thousands):

June 30, 2025
PWRtek Note payable	$40,000
Less: unamortized debt issuance cost	(464)
Total PWRtek Note payable	$39,536
As of June 30, 2025, the fair value of the PWRtek Note approximated the carrying amount.
Principal payment for future years is as follows (in thousands):

Years ending December 31,	Principal Payments
2025 (excluding first six months)	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	40,000
Total payments	$40,000
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accrued liabilities, accrued liabilities - related party, accounts payable and ABL approximate fair value due to the short-term nature of these accounts.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				June 30,				December 31,
	Level 1	Level 2	Level 3	2025	Level 1	Level 2	Level 3	2024
Contingent earnout consideration	$—	$—	$—	$—	$—	$—	$127	$127
Total	$—	$—	$—	$—	$—	$—	$127	$127
Contingent Earnout Consideration Key Inputs
In connection with the acquisition of one of the Company’s wholly owned subsidiaries, JP3 Measurement, LLC, the Company entered into a stock performance earn-out provision with the sellers. The estimated fair value of the remaining stock performance earn-out provision, with respect to this transaction, is included in accrued liabilities as of December 31, 2024. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility as set forth in the table below. The earnout provision expired on May 18, 2025 and no payment was required to be made by the Company to the sellers.

December 31, 2024
Risk-free interest rate	4.30%
Expected volatility	65.0%
Term until liquidation (years)	0.38
Stock price	$9.53
Discount rate	8.00%
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and six months ended June 30, 2025 and 2024 classified as Level 3 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance - beginning of period	$2	$30	$127	$56
Expiration of contingent earnout consideration	(2)	—	(127)	—
Change in fair value of contingent earnout consideration	—	—	—	(26)
Balance - end of period	$—	$30	$—	$30

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended June 30,
	2025		2024
U.S. federal statutory tax rate	$375	21.0%	$420	21.0%
State income taxes, net of federal benefit	17	1.0%	15	0.7%
Non-U.S. income taxed at different rates	(45)	(2.5)%	(61)	(3.1)%
Increase (reduction) in tax expense related to stock-based awards	(188)	(10.5)%	16	0.8%
Change in valuation allowance	(416)	(23.3)%	(387)	(19.4)%
Non-deductible expenses	274	15.3%	12	0.6%
Income tax expense and effective rate	$17	1.0%	$15	0.6%

	Six months ended June 30,
	2025		2024
U.S. federal statutory tax rate	$1,518	21.0%	$796	21.0%
State income taxes, net of federal benefit	81	1.1%	256	6.8%
Non-U.S. income taxed at different rates	(120)	(1.7)%	(153)	(4.1)%
Increase (reduction) in tax expense related to stock-based awards	(190)	(2.6)%	39	1.0%
Change in valuation allowance	(1,642)	(22.7)%	(724)	(19.1)%
Non-deductible expenses	434	6.0%	43	1.1%
Income tax expense and effective rate	$81	1.1%	$257	6.7%
As of June 30, 2025, the Company had U.S. net operating loss carryforwards (“NOLs”) of $186.2 million, including $39.8 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.4 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $74.8 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
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
Given the Company’s anticipated future earnings, we believe that there is a reasonable possibility that within the next 3 to 12 months, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our ongoing analysis of all negative and positive evidence including the level of profitability that we are able to achieve.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which the legislation is enacted. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future, and the Company continues to evaluate the impacts the new legislation will have on its financial statements.
Note 13 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of June 30, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.
Note 14 — Stockholders’ Equity
Pre-Funded Warrants
On June 21, 2022, ProFrac Holdings II, LLC (“ProFrac Holdings II”) paid $19.5 million for Pre-Funded Warrants (the “June 2022 Warrants”) of the Company. The June 2022 Warrants permit ProFrac Holdings II to purchase 2,184,140 shares of the Company’s common stock at an exercise price equal to $0.0001 per share, subject to a $4.5 million exercise fee.
ProFrac Holdings II and its affiliates may not receive any voting or consent rights in respect of the June 2022 Warrants or the underlying shares of common stock unless and until ProFrac Holdings II has paid an additional $4.5 million to the Company; provided, however, that ProFrac Holdings II may exercise the June 2022 Warrants immediately prior to the sale of the shares of common stock subject to such exercise to a non-affiliate of ProFrac Holdings II. The additional $4.5 million will be accounted for as an equity contribution if received.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended June 30, 2025 and 2024, the Company withheld approximately 5 thousand shares and 4 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares During the six months ended June 30, 2025 and 2024, the Company withheld approximately 8 thousand shares and 6 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the six months ended June 30, 2025 and 2024, forfeited stock awards returned to treasury stock were approximately 3 thousand shares and 11 thousand shares, respectively.
Note 15 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three and six months ended June 30, 2025 and 2024, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income for basic and diluted earnings per share	$1,768	$1,974	$7,148	$3,536

Denominator:
Basic weighted average shares outstanding (1)	33,947	29,449	31,827	29,440
Dilutive effect of the June 2022 warrants	1,792	1,041	1,738	925
Dilutive effect of stock options and restricted shares	492	178	461	147
Diluted weighted average shares outstanding	36,231	30,668	34,026	30,512

Basic earnings per share	$0.05	$0.07	$0.22	$0.12
Diluted earnings per share	$0.05	$0.06	$0.21	$0.12
(1)Basic weighted average shares outstanding for the three and six month 2025 periods include the weighted average of 6,000,000 shares associated with the April 2025 Warrant assumed issued at the April 28, 2025 closing date of the PWRtek Transactions (see Note 3, “Asset Acquisition”).
Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental non-cash operating activities:
PWRtek Transactions (Note 3)
2024 Contract Shortfall Fee offset	$(17,552)	$—
Future Contract Shortfall Fee (accrued liabilities - related party)	(7,248)	—
Historic book value of inventory acquired	600	—

Supplemental non-cash investing and financing activities:
PWRtek Transactions (Note 3)
Historic book value of Acquired Assets	14,460	—
PWRtek Note issued	(40,000)	—
Excess consideration over historical asset book value	92,400	—
April 2025 Warrant issued	(42,660)	—

Supplemental cash flow information:
Interest paid	$1,072	$452
Income taxes	60	—

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 17— Related Party Transactions
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services (the “Initial ProFrac Agreement”), upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (“ProFrac Holdings”). Under the Initial ProFrac Agreement, ProFrac Services was obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services’ hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services is required to pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year (“Contract Shortfall Fees”).
On May 17, 2022, the Company entered into an amendment to the Initial ProFrac Agreement (the “First Amendment to ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable. The Initial ProFrac Agreement was amended to (a) increase ProFrac Services’ minimum purchase obligation for each year to the greater of 70% of ProFrac Services’ requirements and a baseline measured by ProFrac Services’ first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.
On February 2, 2023, the Company entered into a second amendment to the Initial ProFrac Agreement (the “Second Amendment to ProFrac Agreement” and together with the Initial ProFrac Agreement and the First Amendment to ProFrac Agreement, collectively the “ProFrac Agreement”) effective as of January 1, 2023. The Second Amendment to ProFrac Agreement amended the ProFrac Agreement to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac Services customers.
The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2025 reflect variable consideration for Contract Shortfall Fees of $15.2 million, which will be due in the first quarter of 2026 under the terms of the ProFrac Agreement. The measurement period for 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the six months ended June 30, 2024 included $17.1 million of Contract Shortfall Fees.
During the three months ended June 30, 2025 and 2024, the Company’s related party revenues were $33.2 million and $28.0 million, respectively. For the three months ended June 30, 2025 and 2024, these revenues were net of amortization of contract assets of $1.4 million and $1.5 million, respectively. Cost of sales attributable to these revenues were $22.3 million and $19.5 million, respectively, for the three months ended June 30, 2025 and 2024.
During the six months ended June 30, 2025 and 2024, the Company’s related party revenues were $64.1 million and $55.2 million, respectively. For the six months ended June 30, 2025 and 2024, these revenues were net of amortization of contract assets of $2.9 million and $2.7 million, respectively. Cost of sales attributable to these revenues were $43.5 million and $38.1 million, respectively, for the six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024 our accounts receivable from ProFrac Services was $37.3 million and $52.4 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheets.
Also during 2023, the Company entered into various related party transactions with ProFrac Holdings and ProFrac Holdings II as described in Note 17, “Related Party Transactions” to the consolidated financial statements from the 2024 Annual Report. As a result of these related party transactions and other purchases by affiliates of ProFrac, ProFrac Holdings or its affiliates owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants and April 2025 Warrant, as of June 30, 2025.
PWRtek Transactions and Lease Agreement
As described in Note 3, “Asset Acquisition”, on April 28, 2025, the Company entered into a series of transactions with various subsidiaries of ProFrac referred to as the PWRtek Transactions. Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million. See Note 3, “Asset Acquisition,” Note 8, “Lease Agreements – Lease Agreement Income,” and Note 10, “Debt” for additional information on the Lease Agreement, April 2025 Warrant and PWRtek Note.

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
Data Analytics. The DA segment provides innovative analytical measurement solutions. The DA segment seeks to deliver real-time information and insights to our customers to enable optimization of operations, which has been enhanced through the addition of the Acquired Assets (see Note 3 - “Asset Acquisition”), and reduction of emissions and their carbon intensity. Customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$21,755	$1,820	$—	$23,575
Services	788	819	—	1,607
Total revenue from external customers	22,543	2,639	—	25,182
Revenue from related party
Products	29,830	—	—	29,830
Services	47	63	—	110
Rental	—	3,228	—	3,228
Total revenue from related parties	29,877	3,291	—	33,168
Cost of sales	41,753	2,190	—	43,943
Gross profit	10,667	3,740	—	14,407
Selling, general and administrative	2,155	1,128	3,513	6,796
Asset acquisition expenses (Note 3)	—	4,195	—	4,195
Other segment items	463	336	30	829
Income (loss) from operations	$8,049	$(1,919)	$(3,543)	$2,587

Reconciliation of profit to income before income taxes:
Interest expense			$(983)	$(983)
Other income, net			181	181
Income before income taxes				$1,785

2024
Revenue from external customers
Products	$15,647	$1,306	$—	$16,953
Services	714	524	—	1,238
Total revenue from external customers	16,361	1,830	—	18,191
Revenue from related party
Products	27,741	—	—	27,741
Services	—	220	—	220
Total revenue from related parties	27,741	220	—	27,961
Cost of sales	35,556	1,426	—	36,982
Gross profit	8,546	624	—	9,170
Selling, general and administrative	1,903	837	3,539	6,279
Other segment items	498	145	26	669
Income (loss) from operations	$6,145	$(358)	$(3,565)	$2,222

Reconciliation of profit to income before income taxes:
Interest expense			(308)	(308)
Other income, net			75	75
Income before income taxes				$1,989
Other segment items for the three months ended June 30, 2025 includes depreciation of $0.2 million and $0.2 million in the CT and DA segments, respectively, and R&D costs of $0.3 million and $0.2 million in the CT and DA segments, respectively.

Other segment items for the three months ended June 30, 2024 includes depreciation of $0.2 million and $35 thousand in the CT and DA segments, respectively, and R&D costs of $0.4 million and $0.1 million in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$43,019	$3,482	$—	$46,501
Services	1,533	1,571	—	3,104
Total revenue from external customers	44,552	5,053	—	49,605
Revenue from related party
Products	60,530	—	—	60,530
Services	76	273	—	349
Rental revenue	—	3,228	—	3,228
Total revenue from related parties	60,606	3,501	—	64,107
Cost of sales	83,048	3,808	—	86,856
Gross profit	22,110	4,746	—	26,856
Selling, general and administrative	4,322	2,075	6,681	13,078
Asset acquisition expenses (Note 3)	—	4,195	—	4,195
Other segment items	848	520	61	1,429
Income (loss) from operations	$16,940	$(2,044)	$(6,742)	$8,154

Reconciliation of profit to income before income taxes:
Interest expense			$(1,212)	$(1,212)
Other income, net			287	287
Income before income taxes				$7,229

2024
Revenue from external customers
Products	$26,816	$2,238	$—	$29,054
Services	1,231	1,086	—	2,317
Total revenue from external customers	28,047	3,324	—	31,371
Revenue from related party
Products	54,755	—	—	54,755
Services	—	400	—	400
Total revenue from related parties	54,755	400	—	55,155
Cost of sales	65,855	2,680	—	68,535
Gross profit	16,947	1,044	—	17,991
Selling, general and administrative	3,759	1,520	7,086	12,365
Other segment items	938	306	52	1,296
Income (loss) from operations	$12,250	$(782)	$(7,138)	$4,330

Reconciliation of profit to income before income taxes:
Interest expense			(586)	(586)
Other income, net			49	49
Income before income taxes				$3,793
Other segment items for the six months ended June 30, 2025 includes depreciation of $0.3 million and $0.2 million in the CT and DA segments, respectively; R&D costs of $0.5 million and $0.3 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT segment of $7 thousand.

Other segment items for the six months ended June 30, 2024 includes depreciation of $0.3 million and $70 thousand in the CT and DA segments, respectively; and R&D costs of $0.6 million and $0.2 million in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments and corporate and other are as follows (in thousands):

	June 30, 2025	December 31, 2024
Chemistry Technologies	$136,478	$152,161
Data Analytics	25,995	8,632
Corporate and Other	9,770	10,003
Total assets	$172,243	$170,796
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Additions to long-lived assets (1)	$1,050	$14,681	$39	$15,770

2024
Additions to long-lived assets	$175	$34	$20	$229
(1)Additions to long-lived assets for the six months ended June 30, 2025 includes $14.5 million of assets as a result of the non-cash PWRtek Transactions (see Note 3 and Note 17).
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and six months ended June 30, 2025 and 2024 no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
U.S. (1)	$54,426	$44,008	$105,895	$83,266
UAE	3,417	1,803	6,857	2,545
Other countries	507	341	960	715
Total revenue	$58,350	$46,152	$113,712	$86,526
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended June 30, 2025
Customer A (related party)	$33,168	56.8%

Three months ended June 30, 2024
Customer A (related party)	$27,961	60.6%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Revenue	% of Total Revenue
Six months ended June 30, 2025
Customer A (related party)	$64,107	56.4%

Six months ended June 30, 2024
Customer A (related party)	$55,155	63.7%
The concentration with ProFrac Services, ProFrac GDM and in the oil and gas industry increases credit, commodity and business risk.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended June 30,	Expenditure	% of Total Expenditure

2025
Supplier A	$9,182	28%
Supplier B	6,171	19%
Supplier C	3,430	10%

2024
Supplier A	$5,975	23%
Supplier D	4,383	17%
Supplier B	4,103	16%

Six months ended June 30,	Expenditure	% of Total Expenditure

2025
Supplier A	$17,068	24%
Supplier B	10,933	16%

2024
Supplier D	$12,120	23%
Supplier A	10,543	20%
Supplier B	4,103	8%
Note 19 — Subsequent Event
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2025 through the date at which the Company’s interim financial statements are available to be issued, and has determined that there have been no material events other than that discussed below that would require recognition in the June 30, 2025 interim financial statements or disclosure in the notes to the interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the 2024 Annual Report and the unaudited condensed consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 18 to our unaudited condensed consolidated financial statements. See “Forward Looking Statements” in this Quarterly Report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2024 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
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
The Company has two operating segments, Chemistry Technologies (“CT”) and Data Analysis (“DA”), which are both supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
Recent Events
Remote Power Generation Asset Acquisition and Related Lease Agreement
The Company entered into a series of transactions in connection with an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets, comprised of twenty-two operating units and eight units under construction, certain inventory and related intellectual property (the “Acquired Assets”). Concurrently, the Leased Equipment (as defined below) was leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025, by and between PWRtek, LLC (“PWRtek”), a wholly-owned subsidiary of the Company, and ProFrac GDM (the “Lease Agreement”) (collectively, the “PWRtek Transactions”).
Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued and 2024 Contract Shortfall Fee (defined below), which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock, (3) a secured promissory note, issued by PWRtek in the initial principal amount of $40 million (the “PWRtek Note”), and (4) offsets against potential future period Contract Shortfall Fee amounts that may become due under the ProFrac Agreement.
Due to ProFrac controlling more than 50% of the Company’s outstanding shares, the acquisition of the Acquired Assets qualified as a transfer of assets between entities under common control. As such, the Acquired Assets have been recorded at ProFrac’s historical book value as of the acquisition date of approximately $15.1 million. The total consideration paid by the Company for the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets was recorded to stockholders’ equity. Financial results from the Lease Agreement and operation of the Acquired Assets are reported within the Company’s DA segment.
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that were under construction (collectively, the “Leased Equipment”) as of April 28, 2025. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. The Company began recognizing lease revenue associated with the twenty-two operating mobile power generation assets on April 28, 2025, the effective date of the Lease Agreement. With respect to the Leased Equipment under construction, the Company will recognize lease revenue at the earlier of the in-service date or January 1, 2026.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the April 2025 Warrant. On July 9, 2025, the Company held a special stockholders meeting where the

Company’s stockholders approved the issuance of the 6,000,000 shares of the Company’s common stock underlying the April 2025 Warrant.
The PWRtek Note provides for a five-year term and is subject to a 10% annual interest rate, payable quarterly in cash or in-kind (i.e., added to the principal balance quarterly) at PWRtek’s option. The principal becomes due at the end of the five-year term on April 28, 2030. PWRtek’s obligations under the PWRtek Note are secured by a first priority lien on the Acquired Assets, including the Leased Equipment, as well as certain other after-acquired property of PWRtek. While the PWRtek Note includes certain prepayment restrictions, Flotek and ProFrac GDM can each elect to apply up to fifty percent cumulatively of any future Contract Shortfall Fee that becomes due and payable under the ProFrac Agreement to prepay principal and interest due under the PWRtek Note without penalty. The obligations under the PWRtek Note have been guaranteed by the Company.
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
SEC Filing Status Change
Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by its non-affiliates as of June 30, 2025, the Company expects to become an “accelerated filer” as of December 31, 2025. As a result, the Company’s independent registered public accounting firm is expected to be required to provide its attestation report on the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.
Company Overview
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs and providing tangible environmental benefits. The Company’s proprietary chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
Customers of the CT segment include energy-related companies, such as our related party ProFrac Services, LLC (“ProFrac Services”), with whom we have a long-term chemistry supply agreement, as well as industrial companies. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies may benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.
ProFrac Supply Agreement
On February 2, 2022, the Company entered into a Chemical Products Supply Agreement with ProFrac Services, which was subsequently amended on May 17, 2022 and February 1, 2023 (as amended, the “ProFrac Agreement”).
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the six months ended June 30, 2024 reflect Contract Shortfall Fees of $17.1 million. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2025 reflect Contract Shortfall Fees of $15.2 million.
The PWRtek Transactions described above under “Recent Events” do not impact the ProFrac Agreement; provided, however, the Company and ProFrac Services have agreed that any future Contract Shortfall Fees shall be offset by the approximately $7.2 million residual payable due under the Purchase Agreement and either the Company or ProFrac GDM may elect, upon written notice, to offset up to 50% of any due and payable Contract Shortfall Fees against the PWRtek Note principal and accrued and unpaid interest.

Data Analytics
The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical property measurements are delivered simultaneously on refined fuels, natural gas liquids (“NGLs”), natural gas, crude oil and condensates using the industry’s only field-deployable, in-line optical near-infrared spectrometer that generates no emissions. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every 15 seconds.
We believe customers using this technology have obtained significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations, increasing efficiencies and optimization of gas plants, allowing for the use of significantly lower cost field gas instead of diesel to generate power, lowering emissions and protecting equipment and ensuring product quality while reducing giveaways, i.e., providing higher value products at the lower value products prices. Our ability to facilitate the use of lower cost field gas to generate remote power solutions has been significantly enhanced through the addition of the Acquired Assets described in “Recent Events” above. More efficient operations have the benefit of reducing carbon footprint, e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants and independent exploration and production companies. We have developed a line of Verax™ analyzers for deployment internationally, which was certified for compliance in hazardous locations and harsh weather conditions.
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the three months ended June 30, 2025 and 2024, the Company incurred $0.5 million and $0.5 million, respectively, of research and development expense. For the six months ended June 30, 2025 and 2024, the Company incurred $0.8 million and $0.9 million, respectively, of research and development expense. The Company expects that its 2025 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. We have based our outlook on the market conditions we perceive today. The oil and gas industry is highly cyclical.
Energy Industry
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, partially attributable to the ongoing discussions with respect to tariffs and potential for additional conflicts in the Middle East, we believe the fundamentals for energy-related services remain stable. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we generally expect these companies, as well as major exploration and production companies, to maintain current activity levels over the next 12 months.
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
As a result of the continued growth in the exportation of natural gas, as well as the increased utilization of natural gas to generate electricity, we expect the demand for natural gas to continue to increase over the next twelve to twenty-four months. Higher natural gas prices would likely increase activity in the Haynesville shale basin, an area where we expect our established presence, expertise and capabilities could provide growth.

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
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Recent Events,” we are gaining traction leveraging the Verax™ in applications where operators and service companies are using lower cost field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and eFleets. Analyzing gas quality in real-time allows companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs, and protecting the equipment from damage. In addition, we believe the Acquired Assets can be utilized in numerous vertical markets, including areas outside of the oil and gas industry. We expect the Lease Agreement described above under “Recent Events” to have a significant impact on the future financial results of our DA segment.

Consolidated Results of Operations (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Revenue from external customers	$25,182	$18,191	$49,605	$31,371
Revenue from related party	33,168	27,961	64,107	55,155
Total revenues	58,350	46,152	113,712	86,526
Cost of sales	43,943	36,982	86,856	68,535
Cost of sales %	75.3%	80.1%	76.4%	79.2%
Gross profit	14,407	9,170	26,856	17,991
Gross profit %	24.7%	19.9%	23.6%	20.8%
Selling general and administrative	6,796	6,279	13,078	12,365
Selling general and administrative %	11.6%	13.6%	11.5%	14.3%
Asset acquisition expenses	4,195	—	4,195	—
Depreciation	374	222	626	442
Research and development	455	481	810	888
Gain on sale of property and equipment	—	(34)	(7)	(34)
Income from operations	2,587	2,222	8,154	4,330
Operating margin %	4.4%	4.8%	7.2%	5.0%
Interest and other (expense) income, net	(802)	(233)	(925)	(537)
Income before income taxes	1,785	1,989	7,229	3,793
Income tax expense	(17)	(15)	(81)	(257)
Net income	$1,768	$1,974	$7,148	$3,536
Net income %	3.0%	4.3%	6.3%	4.1%
Consolidated revenue for the three months ended June 30, 2025 increased $12.2 million, or 26%, versus the same period of 2024, driven by increased sales volumes from external customers as well as increased related party activity under the ProFrac Agreement and $3.2 million in PWRtek rental revenue, partially offset by a decrease in accrued Contract Shortfall Fees of $0.6 million. Related party revenues in the CT segment are net of $1.4 million and $1.5 million of contract assets amortization for the three months ended June 30, 2025 and 2024, respectively.
Consolidated revenue for the six months ended June 30, 2025 increased $27.2 million, or 31%, versus the same period of 2024, driven by increased sales volumes from external customers as well as increased related party activity under the ProFrac Agreement and $3.2 million in PWRtek rental revenue, partially offset by a decrease in accrued Contract Shortfall Fees of $1.8 million. Related party revenues in the CT segment are net of $2.9 million and $2.7 million of contract assets amortization for the six months ended June 30, 2025 and 2024, respectively.
Consolidated cost of sales for the three months ended June 30, 2025 increased $7.0 million, or 19%, versus the same period of 2024, primarily due to increased product sales and increased freight costs. Consolidated cost of sales percentage was 75% and 80% for the three months ended June 30, 2025 and 2024, respectively.
Consolidated cost of sales for the six months ended June 30, 2025 increased $18.3 million, or 27%, versus the same period of 2024, primarily due to increased product sales and increased freight costs. Consolidated cost of sales percentage was 76% and 79% for the six months ended June 30, 2025 and 2024, respectively.
SG&A expenses for the three months ended June 30, 2025 increased $0.5 million, or 8%, versus the same period of 2024. The increase relates primarily to increased salaries and stock compensation expense, partially offset by decreased professional fees.
SG&A expenses for the six months ended June 30, 2025 increased $0.7 million, or 5.8%, versus the same period of 2024. The increase relates primarily to increased salaries and stock compensation expense, partially offset by decreased professional fees.

Asset acquisition expenses were $4.2 million for both the three and six months ended June 30, 2025 related to expenses associated with the April 28, 2025 PWRtek Transactions.
Income from operations increased $0.4 million for the three months ended June 30, 2025, versus the same period in 2024. The increase was primarily driven by a $5.2 million increase in gross profit partially offset by $4.2 million in asset acquisition expenses and a $0.5 million increase in SG&A expenses during the three months ended June 30, 2025 as compared to the same period of 2024.
Income from operations increased $3.8 million for the six months ended June 30, 2025, versus the same period in 2024. The increase was primarily driven by an $8.9 million increase in gross profit partially offset by $4.2 million in asset acquisition expenses and a $0.7 million increase in SG&A expenses during the six months ended June 30, 2025 as compared to the same period of 2024.
Interest and other expense for the three months ended June 30, 2025 increased $0.6 million driven by a $0.7 million increase in interest payments on the new PWRtek Note compared to the same period of 2024. Interest and other expense for the six months ended June 30, 2025 increased $0.4 million driven by a $0.7 million increase in interest payments on the new PWRtek Note compared to the same period of 2024.
The Company’s income tax expense for the three months ended June 30, 2025 and 2024 was $17 thousand and $15 thousand, respectively. The Company’s income tax expense for the six months ended June 30, 2025 and 2024 was $0.1 million and $0.3 million, respectively.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from external customers	$22,543	$16,361	$44,552	$28,047
Revenue from related party	29,877	27,741	60,606	54,755
Income from operations	8,049	6,145	16,940	12,250
CT revenue from external customers for the three months ended June 30, 2025 increased $6.2 million, or 38%, compared to the same period of 2024 driven primarily by increased activity. Revenue from related party for the three months ended June 30, 2025 increased $2.1 million, or 8%, compared to the same period of 2024, primarily driven by increased activity partially offset by decreased accrued Contract Shortfall Fees. CT revenue from external customers for the six months ended June 30, 2025 increased $16.5 million, or 59%, compared to the same period of 2024 driven primarily by increased activity. Revenue from related party for the six months ended June 30, 2025 increased $5.9 million, or 11%, compared to the same period of 2024, primarily driven by increased activity partially offset by decreased accrued Contract Shortfall Fees.
Income from operations for the CT segment for the three months ended June 30, 2025 increased $1.9 million compared to the same period of 2024. The increase was driven by increased gross profit of $2.1 million for the three months ended June 30, 2025, which was related to increased product volumes partially offset by a corresponding increase in cost of sales. Income from operations for the CT segment for the six months ended June 30, 2025 increased $4.7 million compared to the same period of 2024. The increase was driven by increased gross profit of $5.2 million for the six months ended June 30, 2025, which was related to increased product volumes partially offset by a corresponding increase in cost of sales.
Data Analytics Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from external customers	$2,639	$1,830	$5,053	$3,324
Revenue from related party	3,291	220	3,501	400
Income (loss) from operations	(1,919)	(358)	(2,044)	(782)
DA revenue from external customers for the three months ended June 30, 2025 increased $0.8 million, or 44.3%, compared to the same period of 2024 primarily due to increased unit sales. Revenue from related party for three months ended June 30, 2025 increased $3.1 million compared to the same period of 2024 primarily due to PWRtek rental income. DA revenue from external customers for the six months ended June 30, 2025 increased $1.7 million, or 52%, compared to the same period of 2024 primarily due to increased unit sales. Revenue from related party for the six months ended June 30, 2025 increased $3.1 million compared to the same period of 2024 primarily due to PWRtek rental income.
Loss from operations for the DA segment for the three months ended June 30, 2025 increased $1.6 million compared to the same period of 2024 primarily driven by increased materials costs and $4.2 million of asset acquisition expenses related to the PWRtek Transactions, partially offset by PWRtek rental income and increased activity. Loss from operations for the DA segment for the six months ended June 30, 2025 increased $1.3 million compared to the same period for 2024 primarily driven by increased materials costs and $4.2 million of asset acquisition expenses related to the PWRtek Transactions, partially offset by PWRtek rental income and increased activity.
Corporate and Other Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loss from operations	$(3,543)	$(3,565)	$(6,742)	$(7,138)

Loss from operations for the three months ended June 30, 2025 was relatively flat compared to the same period of 2024. Loss from operations for the six months ended June 30, 2025 decreased $0.4 million, or 6%, compared to the same period of 2024 attributable to decreased professional fees.
Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of equipment and funding obligations as they become due. During the six months ended June 30, 2025, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below) and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, which includes the impact of the transactions described in “Recent Events” above, the collection or offset utilization of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.
However, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during 2024. As a result, the Company recorded revenue related to the 2024 Contract Shortfall Fees totaling $32.6 million. The Company collected $15.0 million of 2024 Contract Shortfall Fees in cash during the first quarter of 2025. The remainder of the 2024 Contract Shortfall Fees were offset as consideration for the Acquired Assets, see “Recent Events” above. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2025 reflect Contract Shortfall Fees of $15.2 million. As noted above under “Company Overview – ProFrac Supply Agreement,” the Company and ProFrac Services have agreed that any future Contract Shortfall Fees will be offset by the approximately $7.2 million residual payable due under the Purchase Agreement. In addition, the Company and ProFrac each have rights to offset future Contract Shortfall Fees against the PWRtek Note.
As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $5.0 million compared to $4.4 million on December 31, 2024. In addition, on July 31, 2025, the Company had approximately $7.3 million in available borrowings under the ABL. During the six months ended June 30, 2025, the Company had $8.2 million of operating income, $2.8 million of cash provided by operating activities, $1.3 million of cash used in investing activities and $0.7 million of cash used in financing activities.
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024 and April 2025 (as amended, the “ABL”). The August 2024 amendment to the ABL extended the maturity to August 2026, increased the credit availability and lowered the interest rate spread. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.

As of June 30, 2025, the Company had $5.1 million outstanding under the ABL. During the six months ended June 30, 2025, the Company incurred $0.3 million in interest and fees related to the ABL. As of June 30, 2025, the Company recorded $0.2 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.5% as of June 30, 2025. For the six months ended June 30, 2025, the weighted-average interest rate was 9.5%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
In connection with the Company’s entry into the Purchase Agreement, the Company entered into the Letter Agreement with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025 and PWRtek is prohibited from making distributions, except as permitted pursuant to the PWRtek Note. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$2,822	$827
Net cash used in investing activities	(1,302)	(195)
Net cash used in financing activities	(740)	(1,765)
Effect of changes in exchange rates on cash and cash equivalents	(155)	58
Net change in cash and cash equivalents and restricted cash	$625	$(1,075)
Operating Activities
Net cash provided by operating activities was $2.8 million during the six months ended June 30, 2025 compared to net cash provided by operating activities of $0.8 million for the same period of 2024. Consolidated net income for the six months ended June 30, 2025 was $7.1 million compared to consolidated net income of $3.5 million for the six months ended June 30, 2024.
During the six months ended June 30, 2025, non-cash adjustments to net income totaled $5.9 million as compared to $5.9 million for the same period of 2024.
•For the six months ended June 30, 2025, non-cash adjustments included non-cash positive adjustments of $1.1 million of stock compensation expense, $2.9 million amortization of contract assets and $0.6 million of non-cash lease expense.
•For the six months ended June 30, 2024, non-cash adjustments included non-cash positive adjustments of $0.6 million of stock compensation expense, $2.7 million amortization of contract assets and $1.2 million of non-cash lease expense.
During the six months ended June 30, 2025, changes in working capital used $10.2 million of cash as compared to $8.6 million for the same period of 2024.
•For the six months ended June 30, 2025, changes in working capital resulted primarily from an increase in related party accounts receivable of $2.5 million, increased third party accounts receivable of $5.1 million, decreased accrued liabilities and operating lease liabilities of $1.9 million and $0.9 million, respectively and decreases in accounts payable of $1.7 million, partially offset by a decrease in net inventories of $1.4 million and an increase in interest payable of $0.7 million.
•For the six months ended June 30, 2024, changes in working capital resulted primarily from an increase in related party accounts receivable of $5.5 million, a decrease in third party accounts receivable of $0.3 million and net inventories of $0.2 million along with decreased accrued liabilities and operating lease liabilities of $2.8 million and $1.5 million, respectively, partially offset by increases in accounts payable of $0.1 million, and other assets of $0.7 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $1.3 million and $0.2 million, respectively, primarily driven by $1.3 million and $0.2 million in capital expenditures for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $0.7 million and relates primarily to $0.3 million in net payments on the ABL, payments for loan origination costs on the PWRtek Note, the issuance cost of the April 2025 Warrant and payments to tax authorities for shares withheld from employees, partially offset by proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises. Net cash used in financing activities was $1.8 million for the six months ended June 30, 2024, and relates primarily to $1.7 million in net payments on the ABL.
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
Additionally, the Company believes the following are critical accounting policies and estimates used in preparation of the Company’s consolidated financial statements due to the significant subjective and complex judgments and estimates required when preparing the Company’s consolidated financial statements.
Leases — Lessor Accounting
We lease equipment to customers under operating lease arrangements. At contract inception we perform an evaluation to determine if a lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control are conveyed, we further make an assessment as to the applicable lease classification. The determination of appropriate lease classification (sales-type lease or operating lease) may require the use of management judgment, including economic life of the leased equipment, the rate implicit in the lease used to determine the fair value of lease payments, and the fair value of leased equipment.
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

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 13, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2024 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2024 Annual Report and “Item 1A.-Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 Quarterly Report”), which could materially affect our business, financial condition and/or future results. As of June 30, 2025, there have been no material changes in our risk factors from those set forth in the 2024 Annual Report, except as set forth in our Q1 2025 Quarterly Report. The risks described in the 2024 Annual Report and the Q1 2025 Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended June 30, 2025 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2025 to April 30, 2025	5,523	$6.82
May 1, 2025 to May 31, 2025	—	$—
June 1, 2025 to June 30, 2025	124	$14.63
Total	5,647

(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Bylaws
Effective August 6, 2025, the Company’s Board of Directors approved and adopted certain amendments to the Second Amended and Restated Bylaws of the Company (as amended, the “Bylaws”), to reflect changes in Delaware law and make certain other clarifying or conforming language changes, in addition to technical or ministerial changes. The foregoing description of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.6 hereto and is incorporated herein by reference.

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

3.6	*	Second Amended and Restated Bylaws, as amended
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
4.6		Form of Warrant to Purchase Common Stock issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 28, 2025).
10.1
Asset Purchase Agreement, dated April 28, 2025, among ProFrac GDM, LLC, PWRTEK, LLC, ProFrac Holding Corp., ProFrac Services, LLC, Flotek Industries, Inc. and Flotek Chemistry LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2025).

10.2		Lease Agreement, dated April 28, 2025, between PWRTEK, LLC and ProFrac GDM, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 28, 2025).
10.3		Form of Note issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 28, 2025).
10.4		Form of Voting Agreement (ProFrac) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 28, 2025).
10.5		Form of D&O Voting Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 28, 2025).
10.6		Form of Parent Guaranty issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 28, 2025).
10.7
Letter Agreement, dated as of April 28, 2025, between Amerisource Funding, Inc. and Flotek Industries, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 28, 2025).

10.8		Flotek Industries, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 10, 2025).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q, not filed.
***	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2025

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)