Form 10-Q
period 2025-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2025-11-07
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At November 3, 2025, there were 30,057,823 outstanding shares of the registrant’s common stock, $0.0001 par value.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,603	$4,404
Restricted cash	103	102
Accounts receivable, net of allowance for credit losses of $716 and $447 at September 30, 2025 and December 31, 2024, respectively	26,767	17,386
Accounts receivable, related party, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024	44,831	52,370
Inventories, net	13,232	13,303
Other current assets	2,305	2,952
Current contract asset	8,179	5,939
Total current assets	100,020	96,456
Long-term contract asset	56,655	63,105
Property and equipment, net	20,822	6,178
Right-of-use assets	3,266	3,326
Deferred tax assets, net	30,351	51
Other long-term assets	1,573	1,680
TOTAL ASSETS	$212,687	$170,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,073	$38,073
Accrued liabilities	4,925	5,912
Accrued liabilities, related party	7,248	—
Income taxes payable	197	48
Interest payable, related party	1,008	—
Current portion of operating lease liabilities	1,216	1,486
Current portion of finance lease liabilities	149	—
Asset-based loan	6,662	4,789
Current portion of long-term debt	—	60
Total current liabilities	56,478	50,368
Deferred revenue, long-term	—	14
Note payable - related party, net of deferred financing costs	39,560	—
Long-term operating lease liabilities	5,887	6,514
Long-term finance lease liabilities	264	—
TOTAL LIABILITIES	102,189	56,896
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 31,102,241 shares issued and 29,989,657 shares outstanding at September 30, 2025; 30,938,073 shares issued and 29,826,508 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	433,939	464,620
Accumulated other comprehensive income	109	251
Accumulated deficit	(288,805)	(316,308)
Treasury stock, at cost; 1,112,584 and 1,111,565 shares at September 30, 2025 and December 31, 2024, respectively	(34,748)	(34,666)
Total stockholders’ equity	110,498	113,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,687	$170,796
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue from external customers	$22,941	$16,565	$72,546	$47,935
Revenue from related party	33,090	33,177	97,197	88,332
Total revenues	56,031	49,742	169,743	136,267
Cost of sales	38,248	40,623	125,104	109,159
Gross profit	17,783	9,119	44,639	27,108
Operating costs and expenses:
Selling, general, and administrative	7,384	5,714	20,462	18,079
Asset acquisition expenses	167	—	4,362	—
Depreciation	581	220	1,207	662
Research and development	549	462	1,359	1,349
Gain on sale of property and equipment	—	—	(7)	(34)
Total operating costs and expenses	8,681	6,396	27,383	20,056
Income from operations	9,102	2,723	17,256	7,052
Other income (expense):
Interest expense	(1,351)	(256)	(2,563)	(842)
Other income (expense), net	(8)	102	279	151
Total other expense	(1,359)	(154)	(2,284)	(691)
Income before income taxes	7,743	2,569	14,972	6,361
Income tax benefit (expense)	12,612	(37)	12,531	(293)
Net income	$20,355	$2,532	$27,503	$6,068

Income per common share:
Basic	$0.57	$0.09	$0.83	$0.21
Diluted	$0.53	$0.08	$0.78	$0.20

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	35,868	29,613	33,189	29,498
Weighted average common shares used in computing diluted income per common share	38,137	30,897	35,420	30,655

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$20,355	$2,532	$27,503	$6,068
Other comprehensive income:
Foreign currency translation adjustment	13	(52)	(142)	6
Comprehensive income	$20,368	$2,480	$27,361	$6,074

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$27,503	$6,068
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(127)	(46)
Amortization of contract assets	4,210	4,341
Depreciation	1,207	662
Amortization of deferred financing costs	252	243
Provision for credit losses, net of recoveries	555	121
Provision for excess and obsolete inventory	307	626
Gain on sale of property and equipment	(7)	(34)
Non-cash lease expense	840	1,661
Stock compensation expense	1,706	915
Deferred income tax (benefit) expense	(12,773)	233
Changes in current assets and liabilities:
Accounts receivable	(9,936)	1,346
Accounts receivable, related party	(10,013)	(12,495)
Inventories	462	(532)
Income tax receivable	(32)	—
Other assets	724	849
Accounts payable	(3,000)	5,690
Accrued liabilities	(874)	(1,730)
Operating lease liabilities	(1,204)	(2,002)
Income taxes payable	149	9
Interest payable, related party	1,008	—
Net cash provided by operating activities	957	5,925
Cash flows from investing activities:
Capital expenditures	(1,697)	(491)
Proceeds from sale of assets	7	34
Net cash used in investing activities	(1,690)	(457)
Cash flows from financing activities:
Payments on long term debt	(60)	(135)
Proceeds from asset-based loan	147,000	122,600
Payments on asset-based loan	(145,127)	(128,666)
Payments of asset-based loan origination costs	(150)	(164)
Payment of note payable issuance costs	(480)	—
Payment of stock warrant issuance costs	(653)	—
Payments to tax authorities for shares withheld from employees	(82)	(30)
Proceeds from issuance of stock under Employee Stock Purchase Plan	113	88
Proceeds from stock option exercises	574	—
Payments for finance leases	(60)	(22)
Net cash provided by (used in) financing activities	1,075	(6,329)
Effect of changes in exchange rates on cash and cash equivalents	(142)	6
Net change in cash and cash equivalents and restricted cash	200	(855)
Cash and cash equivalents at the beginning of period	4,404	5,851
Restricted cash at the beginning of period	102	102
Cash and cash equivalents and restricted cash at beginning of period	4,506	5,953
Cash and cash equivalents at end of period	4,603	4,997
Restricted cash at the end of period	103	101
Cash and cash equivalents and restricted cash at end of period	$4,706	$5,098
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850
Net income	—	—	—	—	—	—	20,355	20,355
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Stock option exercises	133	—	—	—	566	—	—	566
Stock issued under employee stock purchase plan	—	—	(4)	—	45	—	—	45
Stock compensation expense	—	—	—	—	569	—	—	569
Shares withheld to cover taxes	—	—	3	(22)	—	—	—	(22)
Excess consideration over historical asset book value (Note 3)	—	—	—	—	(208)	—	—	(208)
Fees related to issuance of April 2025 Warrant (Note 3)	—	—	—	—	(197)	—	—	(197)
Valuation allowance release on deferred tax asset	—	—	—	—	17,527	—	—	17,527
Balance, September 30, 2025	31,102	$3	1,113	$(34,748)	$433,939	$109	$(288,805)	$110,498

Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2024	30,867	$3	1,107	$(34,528)	$463,844	$185	$(323,270)	$106,234
Net income	—	—	—	—	—	—	2,532	2,532
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	(52)
Stock issued under employee stock purchase plan	—	—	(6)	—	26	—	—	26
Restricted stock vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	273	—	—	273
Shares withheld to cover taxes	—	—	1	(6)	—	—	—	(6)
Balance, September 30, 2024	30,892	$3	1,102	$(34,534)	$464,143	$133	$(320,738)	$109,007

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	27,503	27,503
Foreign currency translation adjustment	—	—	—	—	—	(142)	—	(142)
Stock option exercises	135	—	—	—	574	—	—	574
Stock issued under employee stock purchase plan	—	—	(13)	—	113	—	—	113
Restricted stock granted	26	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock units vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,706	—	—	1,706
Shares withheld to cover taxes	—	—	11	(82)	—	—	—	(82)
Excess consideration over historical asset book value (Note 3)	—	—	—	—	(92,608)	—	—	(92,608)
Issuance of April 2025 Warrant, net (Note 3)	—	—	—	—	42,007	—	—	42,007
Valuation allowance release on deferred tax asset	—	—	—	—	17,527	—	—	17,527
Balance, September 30, 2025	31,102	$3	1,113	$(34,748)	$433,939	$109	$(288,805)	$110,498

Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	6,068	6,068
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Stock issued under employee stock purchase plan	—	—	(25)	—	88	—	—	88
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Restricted stock vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	915	—	—	915
Shares withheld to cover taxes	—	—	7	(30)	—	—	—	(30)
Balance, September 30, 2024	30,892	$3	1,102	$(34,534)	$464,143	$133	$(320,738)	$109,007

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
The Company’s Data Analytics (“DA”) segment delivers real-time information and insights to its customers designed to enable optimization of operations and reduction of emissions and their carbon intensity. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 15 seconds.
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue). Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition of the assets described in Note 3, “Asset Acquisition.” These assets facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	September 30, 2025	December 31, 2024
Balance, beginning of year	$447	$745
Charges to provision for credit losses, net of recoveries	555	181
Write-offs	(286)	(479)
Balance, end of period	$716	$447
As of September 30, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (“ProFrac Services”) (see Note 17, “Related Party Transactions”).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Arrangements
The Company accounts for leasing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). On April 28, 2025, the Company entered into an equipment lease, the Lease Agreement (as defined below), with a related party customer under an operating lease arrangement (see Note 3, “Asset Acquisition”). At contract inception, an evaluation was performed to determine if the lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control were conveyed, a further assessment is made as to the applicable lease classification. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the asset transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased asset, (3) whether the lease term is for the major part of the remaining economic life of the leased asset, (4) whether the lease grants the lessee an option to purchase the leased asset that the lessee is reasonably certain to exercise, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. Based on the Company’s assessment, and in accordance with ASC 842, the Lease Agreement was classified as an operating lease.
For the three and nine months ended September 30, 2025 and 2024, the Company did not have any sales-type leases. For operating leases, rental income is recognized on a straight-line basis over the lease term as lease revenue. The cost of customer-leased equipment is recorded within Property and equipment, net in the balance sheet and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in Depreciation in the statements of operations.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of September 30, 2025
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning for the annual period ending December 31, 2025. Early adoption is permitted. This is expected to result in expanded tax disclosures in the annual financial statements for the year ended December 31, 2025.
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
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that were under construction (collectively, the “Leased Equipment”) as of April 28, 2025. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. The Company began recognizing lease revenue associated with the twenty-two operating mobile power generation assets on April 28, 2025, the effective date of the Lease Agreement. With respect to the Leased Equipment under construction, the Company began recognizing lease revenue on the respective dates each of the eight units were placed in-service. As of September 30, 2025, all of the eight units under construction as of April 28, 2025 had been completed and placed in-service.
Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued 2024 Contract Shortfall Fee (see Note 17, “Related Party Transactions”), which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock, (3) a secured promissory note, issued by PWRtek in the initial principal amount of $40 million (the “PWRtek Note”), and (4) offsets against potential future period Contract Shortfall Fee amounts that may become due under the ProFrac Agreement (see Note 17, “Related Party Transactions”). The estimated fair value of the Leased Equipment was deemed to be in excess of the total consideration of $107.5 million.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the April 2025 Warrant. On July 9, 2025, the Company held a special stockholders meeting where the Company’s stockholders approved the issuance of the 6,000,000 shares of the Company’s common stock underlying the April 2025 Warrant. The fair value of the April 2025 Warrant was $42.7 million. The Company recorded the fair value of the April 2025 Warrant as additional paid in capital within stockholders’ equity, net of $0.7 million of issuance costs, as the April 2025 Warrant is classified as equity. As of September 30, 2025, the April 2025 Warrant had not been exercised.
The PWRtek Note provides for a five-year term and is subject to a 10% annual interest rate, payable quarterly in cash or in-kind (i.e., added to the principal balance quarterly) at PWRtek’s option. The principal becomes due at the end of the five-year term on April 28, 2030. PWRtek’s obligations under the PWRtek Note are secured by a first priority lien on the Acquired Assets, including the Leased Equipment, as well as certain other after-acquired property of PWRtek. While the PWRtek Note includes certain prepayment restrictions, Flotek and ProFrac GDM can each elect to apply up to fifty percent cumulatively of any future Contract Shortfall Fee (see Note 17, “Related Party Transactions”) that becomes due and payable under the ProFrac Agreement to prepay principal and interest due under the PWRtek Note without penalty. The obligations under the PWRtek Note have been guaranteed by the Company. The Company recorded $0.5 million as deferred financing costs on April 28, 2025. As of September 30, 2025, there was $39.6 million outstanding, net of unamortized deferred financing costs of $0.4 million under the PWRtek Note. See Note 10 - “Debt” for additional information. For the three and nine months ended September 30, 2025, interest expense related to the PWRtek Note was $1.0 million and $1.7 million, respectively. As of September 30, 2025, interest payable related to the PWRtek Note was $1.0 million.
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
Due to ProFrac controlling more than 50% of the Company’s outstanding shares (see Note 17, “Related Party Transaction”), the acquisition of the Acquired Assets qualified as a transfer of assets between entities under common control. As such, the Acquired Assets were recorded at ProFrac’s historical book value of approximately $14.9 million. The total consideration paid by the Company in connection with the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets of $92.6 million was recorded as a reduction to additional paid in capital for the PWRtek Transactions within stockholders’ equity during the nine months ended September 30, 2025. Financial results from the Lease Agreement and operation of the Acquired Assets are reported within the Company’s DA segment. See Note 8, “Leases” for additional information.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration transferred and the historical book value of identified Acquired Assets at the date of the PWRtek Transactions (in thousands):

Components of consideration:
April 2025 Warrant exercisable into 6,000,000 shares	$42,660
PWRtek Note	40,000
2024 Contractual Shortfall Fee offset	17,552
Future Contract Shortfall Fee offset	7,248
Total consideration	$107,460

Asset historical book value:
Leased equipment	$14,252
Inventory	600
Total assets book value	$14,852

Excess consideration over assets historical book value	$92,608
Note 4 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales, service revenue or rental income. Product, service and rental revenues include sales to related parties as described in Note 17, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Products	$47,686	$48,243	$154,717	$132,052
Services	2,278	1,499	5,731	4,215
Rental	6,067	—	9,295	—
	$56,031	$49,742	$169,743	$136,267
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales:
Tangible goods sold	$32,538	$35,824	$109,703	$95,064
Services	521	91	847	273
Other	5,189	4,708	14,554	13,822
	$38,248	$40,623	$125,104	$109,159
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the three and nine months ended September 30, 2025 includes $0.6 million and $0.8 million, respectively, related to the Lease Agreement. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales:
Cost of sales for external customers	$18,329	$14,996	$61,647	$45,436
Cost of sales for related party	19,919	25,627	63,457	63,723
	$38,248	$40,623	$125,104	$109,159

Note 5 — Contract Assets
Contract assets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract assets	$83,060	$83,060
Less accumulated amortization	(18,226)	(14,016)
Contract assets, net	64,834	69,044
Less current contract assets	(8,179)	(5,939)
Contract assets, long term	$56,655	$63,105
In connection with entering into the Initial ProFrac Agreement (defined below) and Amended ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 17, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of September 30, 2025 and December 31, 2024, $56.7 million and $63.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three months ended September 30, 2025 and 2024, the Company recognized $1.3 million and $1.6 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. During the nine months ended September 30, 2025 and 2024, the Company recognized $4.2 million and $4.3 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. The table below reflects our estimated amortization per year (in thousands) based on the Company’s forecasted revenues from the ProFrac Agreement as of September 30, 2025.

Years ending December 31,	Amortization
2025 (excluding first nine months)	$1,745
2026	8,724
2027	9,976
2028	10,443
2029	10,443
Thereafter through May 2032	23,503
Total contract assets	$64,834

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Inventories
Inventories are as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$4,830	$4,945
Finished goods	12,858	13,581
Inventories	17,688	18,526
Less reserve for excess and obsolete inventory	(4,456)	(5,223)
Inventories, net	$13,232	$13,303
During the three months ended September 30, 2025 and 2024, additional reserves recorded were $28 thousand and $0.2 million, respectively, for the CT segment. For the three months ended September 30, 2025, additional reserves of $28 thousand were recorded for the DA segment with no additional reserves recorded for the three months ended September 30, 2024.
During the nine months ended September 30, 2025 and 2024, additional reserves recorded were $0.3 million and $0.6 million, respectively, for the CT segment and $45 thousand and $13 thousand, respectively, for the DA segment.
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2025	December 31, 2024
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,643	5,722
Machinery and equipment	8,975	8,524
Leased equipment	14,252	—
Furniture and fixtures	520	520
Transportation equipment	805	790
Computer equipment and software	1,698	1,531
Property and equipment	34,299	18,493
Less accumulated depreciation	(13,477)	(12,315)
Property and equipment, net	$20,822	$6,178
Leased equipment (See Note 3, “Asset Acquisition”) has an estimated useful life of ten years.
Depreciation expense totaled $0.6 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense totaled $1.2 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$308	$640	$1,212	$2,176
Finance lease expense:
Amortization of assets	39	4	68	11
Interest on lease liabilities	10	—	18	1
Total finance lease expense	49	4	86	12
Short-term lease expense	506	392	1,382	963
Total lease expense	$863	$1,036	$2,680	$3,151

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$793	$1,245	$2,967	$4,232
Operating cash flows from finance leases	35	7	75	30
Financing cash flows from finance leases	10	—	18	—
Maturities of lease liabilities as of September 30, 2025 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2025 (excluding first nine months)	$406	$45
2026	1,810	180
2027	1,863	180
2028	1,729	57
2029	1,641	—
Thereafter	1,407	—
Total lease payments	$8,856	$462
Less: Interest	(1,753)	(49)
Present value of lease liabilities	$7,103	$413

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$2,862	$3,326

Current portion of operating lease liabilities	1,216	1,486
Long-term operating lease liabilities	5,887	6,514
Total operating lease liabilities	$7,103	$8,000

Finance Leases
Finance lease right-of-use assets	$404	$—

Current portion of finance lease liabilities	$149	$—
Long-term finance lease liabilities	264	—
Total finance lease liabilities	$413	$—

Weighted Average Remaining Lease Term
Operating leases	4.9 years	5.4 years
Finance leases	2.6 years	—

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	—%
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 3, “Asset Acquisition”) of $6.1 million and $9.3 million for the three and nine months ended September 30, 2025, respectively. At September 30, 2025, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2025 (excluding first nine months) (1)	$6,843
2026	27,375
2027	27,375
2028	27,375
2029	27,375
Thereafter (2)	9,125
Total rental income (through April 2030)	$125,468
(1)All assets have been placed in service as of September 30, 2025.
(2)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2025 (excluding first nine months)	$192
2026	767
2027	767
2028	767
2029	767
Thereafter	639
Total rental income	$3,899
Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Severance costs	$406	$380
Payroll and benefits	3,023	2,901
Legal costs	88	99
Deferred revenue	735	808
Financed insurance	214	1,074
Other	459	650
Total current accrued liabilities	$4,925	$5,912
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
As of September 30, 2025 and December 31, 2024, the Company had $6.7 million and $4.8 million, respectively, outstanding under the ABL. As of September 30, 2025, the Company had approximately $9.6 million of available borrowings under the ABL. During the three months ended September 30, 2025 and 2024, the Company incurred $0.4 million and $0.3 million, respectively, in interest and fees related to the ABL. During the nine months ended September 30, 2025 and 2024, the Company incurred $0.7 million and $0.7 million, respectively, in interest and fees related to the ABL. As of September 30, 2025 and December 31, 2024, the Company recorded $0.2 million and $0.3 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the three and nine months ended September 30, 2025, the weighted-average interest rate was 9.46% and 9.40%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL (if terminated with more than 12 months

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remaining until the maturity date) or 1.5% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. In connection with the Company’s entry into the Purchase Agreement, the Company entered into the Letter Agreement with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets. The Company was in compliance with all of the applicable covenants under the ABL as of September 30, 2025.
Related Party Note Payable
As of September 30, 2025, amounts outstanding under the PWRtek Note (see Note 3, “Asset Acquisition”) are as follows (in thousands):

September 30, 2025
PWRtek Note payable	$40,000
Less: unamortized debt issuance cost	(440)
Total PWRtek Note payable	$39,560
As of September 30, 2025, the fair value of the PWRtek Note approximated the carrying amount.
Principal payment for future years is as follows (in thousands):

Years ending December 31,	Principal Payments
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	40,000
Total payments	$40,000
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
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the three and nine months ended September 30, 2025 and 2024 classified as Level 3 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance - beginning of period	$—	$30	$127	$56
Expiration of contingent earnout consideration	—	—	(127)	—
Change in fair value of contingent earnout consideration	—	(19)	—	(45)
Balance - end of period	$—	$11	$—	$11

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended September 30,
	2025		2024
U.S. federal statutory tax rate	$1,626	21.0%	$523	21.0%
State income taxes, net of federal benefit	(651)	(8.4)%	37	1.5%
Non-U.S. income taxed at different rates	34	0.4%	144	5.8%
Reduction in tax expense related to stock-based awards	(271)	(3.5)%	(9)	(0.3)%
Change in valuation allowance	(13,243)	(171.0)%	(756)	(30.4)%
Non-deductible expenses	(107)	(1.4)%	98	3.9%
Income tax (benefit) expense and effective rate	$(12,612)	(162.9)%	$37	1.5%

	Nine months ended September 30,
	2025		2024
U.S. federal statutory tax rate	$3,144	21.0%	$1,320	21.0%
State income taxes, net of federal benefit	(571)	(3.8)%	293	4.7%
Non-U.S. income taxed at different rates	(86)	(0.6)%	(10)	(0.2)%
Increase (reduction) in tax expense related to stock-based awards	(460)	(3.1)%	30	0.5%
Change in valuation allowance	(14,885)	(99.4)%	(1,481)	(23.6)%
Non-deductible expenses	327	2.2%	141	2.3%
Income tax (benefit) expense and effective rate	$(12,531)	(83.7)%	$293	4.7%
As of September 30, 2025, the Company had U.S. net operating loss carryforwards (“NOLs”) of $190.1 million, including $40.6 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $149.5 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $78.7 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus net unrealized built in gain of $24.5 million. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that all carryforwards with the exception of $0.9 million of the state NOL carryforwards and $3.8 million of the tax credit carryforwards will be available for utilization if there is sufficient taxable income in subsequent periods. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future, and the Company recognized those changes in tax laws in the quarter ended September 30, 2025.
Valuation Allowance
The Company considered both positive and negative evidence and determined that as of September 30, 2025 a full valuation allowance was no longer required for certain deferred tax assets. Positive evidence included our results of operations reaching an adjusted three-year cumulative income position on a rolling twelve-quarter basis during the quarter ended September 30, 2025, that indicates a trend of profitability; future reversals of existing taxable temporary differences; and an evaluation of currently available information about future years forecasted taxable income, specifically, the forecasted future income based

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on existing contracts including the ProFrac Agreement (discussed below in Note 17, “Related Party Transactions”) and the Lease Agreement with ProFrac (see Note 3, “Asset Acquisition”). The Company’s assessment of profitability considered the impact of unusual and non-recurring items on historical book income or losses. However, because of the lack of objectively verifiable information in years after the expiration of the ProFrac Agreement and Lease Agreement, it was determined that forecasted future income may not be sufficient to realize all the deferred tax assets. Therefore, a partial release of valuation allowance for federal deferred tax assets was recorded during the three and nine months ended September 30, 2025 totaling $29.7 million and $31.1 million, respectively, of which $16.3 million during the three and nine months ended September 30, 2025 was recorded to equity as a change to intraperiod tax allocation in interim periods within the same year related to a deferred tax asset arising from a basis difference in connection with the Asset Acquisition. In addition, a partial release of valuation allowance for state deferred tax assets was recorded during both the three and nine months ended September 30, 2025 totaling $1.9 million, of which $1.2 million during the three and nine months ended September 30, 2025 was recorded to equity.
We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. The federal and state valuation allowances currently estimated to be necessary at December 31, 2025 are $41.3 million The timing and amount of future valuation allowance reductions are subject to future levels of profitability being achieved.
Note 13 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of September 30, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended September 30, 2025 and 2024, the Company withheld approximately 3 thousand shares and 1 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares During the nine months ended September 30, 2025 and 2024, the Company withheld approximately 11 thousand shares and 7 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the nine months ended September 30, 2025 and 2024, forfeited stock awards returned to treasury stock were approximately 3 thousand shares and 11 thousand shares, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three and nine months ended September 30, 2025 and 2024, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.
The calculation of the basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income for basic and diluted earnings per share	$20,355	$2,532	$27,503	$6,068

Denominator:
Basic weighted average shares outstanding (1)	35,868	29,613	33,189	29,498
Dilutive effect of the June 2022 warrants	1,827	1,190	1,773	1,029
Dilutive effect of stock options and restricted shares	442	94	458	128
Diluted weighted average shares outstanding	38,137	30,897	35,420	30,655

Basic earnings per share	$0.57	$0.09	$0.83	$0.21
Diluted earnings per share	$0.53	$0.08	$0.78	$0.20
(1)Basic weighted average shares outstanding for the three and nine month 2025 periods include the weighted average of 6,000,000 shares associated with the April 2025 Warrant assumed issued at the April 28, 2025 closing date of the PWRtek Transactions (see Note 3, “Asset Acquisition”).
Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Supplemental non-cash operating activities:
PWRtek Transactions (Note 3)
2024 Contract Shortfall Fee offset	$(17,552)	$—
Future Contract Shortfall Fee (accrued liabilities - related party)	(7,248)	—
Historic book value of inventory acquired	600	—

Supplemental non-cash investing and financing activities:
PWRtek Transactions (Note 3)
Historic book value of Acquired Assets	14,252	—
PWRtek Note issued	(40,000)	—
Valuation allowance release on deferred tax asset on PWRtek assets	(17,527)	—
Excess consideration over historical asset book value	92,608	—
April 2025 Warrant issued	(42,660)	—

Supplemental cash flow information:
Interest paid	$2,335	$654
Income taxes	124	50

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
The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three and nine months ended September 30, 2025 reflect variable consideration for Contract Shortfall Fees of $8.7 million and $23.9 million, respectively, which will be due in the first quarter of 2026 under the terms of the ProFrac Agreement, net of the Contract Shortfall Fee offset of $7.2 million as discussed in Note 3, “Asset Acquisition,” as recorded as Accrued liabilities, related party. The measurement period for 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the three and nine months ended September 30, 2024 included $6.8 million and $23.8 million, respectively, of Contract Shortfall Fees.
As described in Note 3, “Asset Acquisition,” on April 28, 2025, the Company entered into a series of transactions with various subsidiaries of ProFrac referred to as the PWRtek Transactions. Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million. See Note 3, “Asset Acquisition,” Note 8, “Lease Agreements – Lease Agreement Income,” and Note 10, “Debt” for additional information on the Lease Agreement, April 2025 Warrant and PWRtek Note.
During the three months ended September 30, 2025 and 2024, the Company’s related party revenues were $33.1 million and $33.2 million, respectively. For the three months ended September 30, 2025 and 2024, these revenues were net of amortization of contract assets of $1.3 million and $1.6 million, respectively. Cost of sales attributable to these revenues were $19.9 million and $25.6 million, respectively, for the three months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2025 and 2024, the Company’s related party revenues were $97.2 million and $88.3 million, respectively. For the nine months ended September 30, 2025 and 2024, these revenues were net of amortization of contract assets of $4.2 million and $4.3 million, respectively. Cost of sales attributable to these revenues were $63.5 million and $63.7 million, respectively, for the nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024 our accounts receivable from ProFrac Services was $44.8 million and $52.4 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheets.
Also during 2023, the Company entered into various related party transactions with ProFrac Holdings and ProFrac Holdings II as described in Note 17, “Related Party Transactions” to the consolidated financial statements from the 2024 Annual Report. As a result of these related party transactions and other purchases by affiliates of ProFrac, ProFrac Holdings or its affiliates owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants and April 2025 Warrant, as of September 30, 2025.

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
The operations of the Company are categorized into the following reportable segments:
Chemistry Technologies. The CT segment includes specialty chemistries, logistics and technology services, which we believe enable our customers to pursue improved efficiencies and performance throughout the life cycle of their wells, and also help our customers improve their environmental, social and governance (“ESG”) and operational goals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies and international supply chain management companies.
Data Analytics. The DA segment provides innovative analytical measurement solutions. The DA segment seeks to deliver real-time information and insights to our customers to enable optimization of operations, which has been enhanced through the addition of the Acquired Assets (see Note 3, “Asset Acquisition”), and reduction of emissions and their carbon intensity. Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$19,083	$1,650	$—	$20,733
Services	1,138	1,070	—	2,208
Total revenue from external customers	20,221	2,720	—	22,941
Revenue from related party
Products	26,909	44	—	26,953
Services	47	23	—	70
Rental	—	6,067	—	6,067
Total revenue from related parties	26,956	6,134	—	33,090
Cost of sales	35,654	2,594	—	38,248
Gross profit	11,523	6,260	—	17,783
Selling, general and administrative	2,435	1,183	3,766	7,384
Asset acquisition expenses (Note 3)	—	167	—	167
Other segment items	557	542	31	1,130
Income (loss) from operations	$8,531	$4,368	$(3,797)	$9,102

Reconciliation of profit to income before income taxes:
Interest expense			$(1,351)	$(1,351)
Other expense, net			(8)	(8)
Income before income taxes				$7,743

2024
Revenue from external customers
Products	$13,600	$1,681	$—	$15,281
Services	497	787	—	1,284
Total revenue from external customers	14,097	2,468	—	16,565
Revenue from related party
Products	32,962	—	—	32,962
Services	15	200	—	215
Total revenue from related parties	32,977	200	—	33,177
Cost of sales	39,131	1,492	—	40,623
Gross profit	7,943	1,176	—	9,119
Selling, general and administrative	1,887	887	2,940	5,714
Other segment items	497	159	26	682
Income (loss) from operations	$5,559	$130	$(2,966)	$2,723

Reconciliation of profit to income before income taxes:
Interest expense			(256)	(256)
Other income, net			102	102
Income before income taxes				$2,569
Other segment items for the three months ended September 30, 2025 includes depreciation of $0.2 million and $0.4 million in the CT and DA segments, respectively, and R&D costs of $0.4 million and $0.2 million in the CT and DA segments, respectively.
Other segment items for the three months ended September 30, 2024 includes depreciation of $0.2 million and $37 thousand in the CT and DA segments, respectively, and R&D costs of $0.3 million and $0.1 million in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$62,101	$5,132	$—	$67,233
Services	2,672	2,641	—	5,313
Total revenue from external customers	64,773	7,773	—	72,546
Revenue from related party
Products	87,439	44	—	87,483
Services	123	296	—	419
Rental revenue	—	9,295	—	9,295
Total revenue from related parties	87,562	9,635	—	97,197
Cost of sales	118,702	6,402	—	125,104
Gross profit	33,633	11,006	—	44,639
Selling, general and administrative	6,757	3,258	10,447	20,462
Asset acquisition expenses (Note 3)	—	4,362	—	4,362
Other segment items	1,406	1,061	92	2,559
Income (loss) from operations	$25,470	$2,325	$(10,539)	$17,256

Reconciliation of profit to income before income taxes:
Interest expense			$(2,563)	$(2,563)
Other income, net			279	279
Income before income taxes				$14,972

2024
Revenue from external customers
Products	$40,427	$3,920	$—	$44,347
Services	1,716	1,872	—	3,588
Total revenue from external customers	42,143	5,792	—	47,935
Revenue from related party
Products	87,705	—	—	87,705
Services	27	600	—	627
Total revenue from related parties	87,732	600	—	88,332
Cost of sales	104,987	4,172	—	109,159
Gross profit	24,888	2,220	—	27,108
Selling, general and administrative	5,645	2,407	10,027	18,079
Other segment items	1,433	465	79	1,977
Income (loss) from operations	$17,810	$(652)	$(10,106)	$7,052

Reconciliation of profit to income before income taxes:
Interest expense			(842)	(842)
Other income, net			151	151
Income before income taxes				$6,361
Other segment items for the nine months ended September 30, 2025 includes depreciation of $0.5 million and $0.6 million in the CT and DA segments, respectively; R&D costs of $0.9 million and $0.4 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT segment of $7 thousand.
Other segment items for the nine months ended September 30, 2024 includes depreciation of $0.5 million and $0.1 million in the CT and DA segments, respectively; and R&D costs of $1.0 million and $0.4 million in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments and corporate and other are as follows (in thousands):

	September 30, 2025	December 31, 2024
Chemistry Technologies	$146,976	$152,161
Data Analytics	27,030	8,632
Corporate and Other	38,681	10,003
Total assets	$212,687	$170,796
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Additions to long-lived assets (1)	$1,120	$14,662	$167	$15,949

2024
Additions to long-lived assets	$333	$105	$53	$491
(1)Additions to long-lived assets for the nine months ended September 30, 2025 includes $14.3 million of assets as a result of the non-cash PWRtek Transactions (see Note 3 and Note 17).
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and nine months ended September 30, 2025 and 2024 no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
U.S. (1)	$53,827	$48,498	$159,722	$131,763
UAE	2,067	592	8,925	3,136
Other countries	137	652	1,096	1,368
Total revenue	$56,031	$49,742	$169,743	$136,267
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended September 30, 2025
Customer A (related party)	$33,090	59.1%

Three months ended September 30, 2024
Customer A (related party)	$33,177	66.7%

	Revenue	% of Total Revenue
Nine months ended September 30, 2025
Customer A (related party)	$97,197	57.3%

Nine months ended September 30, 2024
Customer A (related party)	$88,332	64.8%
The concentration with ProFrac and in the oil and gas industry increases credit, commodity and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable from major external customers, as a percentage of accounts receivable, is as follows (in thousands):

	Accounts Receivable	% of Total Non-Related Party Accounts Receivable
As of September 30, 2025
Customer A	$8,274	30.1%
Customer B	$3,170	11.5%
Customer C	$2,241	8.2%

As of December 31, 2024
Customer A	$3,324	18.6%
Customer C	$2,264	12.7%
Customer B	$1,288	7.2%
Please see Note 17 - “Related Party Transactions” for additional information regarding accounts receivable with ProFrac.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended September 30,	Expenditure	% of Total Expenditure

2025
Supplier A	$7,977	26%
Supplier B	3,984	13%
Supplier C	3,808	13%
Supplier D	3,368	11%

2024
Supplier D	$8,885	25%
Supplier A	5,187	14%
Supplier C	4,348	12%
Supplier E	3,782	10%

Nine months ended September 30,	Expenditure	% of Total Expenditure

2025
Supplier A	$26,787	26%
Supplier D	14,301	14%

2024
Supplier A	$16,885	18%
Supplier D	16,639	18%
Supplier C	16,583	17%
Note 19 — Subsequent Event
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2025 through the date at which the Company’s interim financial statements are available to be issued, and has determined that there have been no material events, other than discussed below, that would require recognition in the September 30, 2025 interim financial statements or disclosure in the notes to the interim financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PWRtek Note Sale
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC, a subsidiary of ProFrac (“ProFrac GDM”), in connection with the assignment of the PWRtek Note by ProFrac GDM, LLC to PC Energy Credit I LLC (the “Note Assignment”). The PWRtek Note was originally issued as a component of the total consideration paid by the Company in connection with the PWRtek Transactions (see “Note 3 - Asset Acquisition” above).
In connection with the Note Assignment, (1) the Company and ProFrac GDM have entered into that certain Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025 (the “Assignment Consent”), (2) ProFrac and ProFrac GDM have entered into that certain Guaranty, dated as of November 7, 2025 (the “ProFrac Parent Guaranty”), and (3) the Company and ProFrac GDM have entered into that certain Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025 (the “Dry Lease Amendment,” and together with the Assignment Consent and the ProFrac Parent Guaranty, the “Transaction Documents”).
Pursuant to the Transaction Documents, in consideration for the Company’s consent to the Note Assignment, the parties involved agreed to various amendments which include, among other things, (a) the provision of a guaranty by ProFrac of all of ProFrac GDM’s obligations under the Lease Agreement, (b) the elimination of all make-whole amounts and prepayment premiums applicable to the PWRtek Note, providing the Company with the unrestricted ability to prepay the PWRtek Note without premiums or penalties, (c) the removal of a “Material Adverse Effect” event of default under the PWRtek Note relating to the Company, and (d) the removal of restrictions included in the PWRtek Note on PWRTEK, LLC’s, a subsidiary of the Company, ability to make distributions (as well as the corresponding removal of restrictions included in the Lease Agreement on ProFrac GDM’s ability to make distributions). In addition, in order to facilitate the Note Assignment, the parties further agreed to the removal of the mutual rights to offset Contract Shortfall Fees that are payable under the ProFrac Agreement and the Company’s right to offset amounts due pursuant to the Lease Agreement against the principal of the PWRtek Note. As a result, the full principal amount of the PWRtek Note will be payable in cash by the Company, rather than via offset against amounts payable pursuant to the Company’s other agreements with ProFrac and its affiliates. Correspondingly, any amounts due to the Company from ProFrac and its affiliates pursuant to the Company’s other agreements with ProFrac and its affiliates, including order shortfall payments, must be paid in cash, rather than via offset.
In addition, on October 28, 2025, the Company’s lender under the ABL provided its consent (the “ABL Consent”) to the Note Assignment(see “Note 10 - Debt”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the 2024 Annual Report and the unaudited condensed consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 18 to our unaudited condensed consolidated financial statements. See “Forward-Looking Statements” in this Quarterly Report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2024 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
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
Recent Events
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC, a subsidiary of ProFrac, in connection with the assignment of the PWRtek Note by ProFrac GDM, LLC, a subsidiary of ProFrac (“ProFrac GDM”), to PC Energy Credit I LLC (the “Note Assignment”). The PWRtek Note was originally issued as a component of the total consideration paid by the Company in connection with the PWRtek Transactions (see “Note 3 - Asset Acquisition” above).
In connection with the Note Assignment, (1) Company and ProFrac GDM have entered into that certain Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025 (the “Assignment Consent”), (2) ProFrac and ProFrac GDM have entered into that certain Guaranty, dated as of November 7, 2025 (the “ProFrac Parent Guaranty”), and (3) the Company and ProFrac GDM have entered into that certain Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025 (the “Dry Lease Amendment,” and together with the Assignment Consent and the ProFrac Parent Guaranty, the “Transaction Documents”).
Pursuant to the Transaction Documents, in consideration for the Company’s consent to the Note Assignment, the parties involved agreed to various amendments which include, among other things, (a) the provision of a guaranty by ProFrac of all of ProFrac GDM’s obligations under the Lease Agreement, (b) the elimination of all make-whole amounts and prepayment premiums applicable to the PWRtek Note, providing the Company with the unrestricted ability to prepay the PWRtek Note without premiums or penalties, (c) the removal of a “Material Adverse Effect” event of default under the PWRtek Note relating to the Company, and (d) the removal of restrictions included in the PWRtek Note on PWRtek, LLC’s, a subsidiary of the Company, ability to make distributions (as well as the corresponding removal of restrictions included in the Lease Agreement on ProFrac GDM’s ability to make distributions). In addition, in order to facilitate the Note Assignment, the parties further agreed to the removal of the mutual rights to offset Contract Shortfall Fees that are payable under the ProFrac Agreement and the Company’s right to offset amounts due pursuant to the Lease Agreement against the principal of the PWRtek Note. As a result, the full principal amount of the PWRtek Note will be payable in cash by the Company, rather than via offset against amounts payable pursuant to the Company’s other agreements with ProFrac and its affiliates. Correspondingly, any amounts due to the Company from ProFrac and its affiliates pursuant to the Company’s other agreements with ProFrac and its affiliates, including order shortfall payments, must be paid in cash, rather than via offset.
In addition, on October 28, 2025, the Company’s lender under the ABL provided its consent (the “ABL Consent”) to the Assignment (see “Item 1. Financial Statements - Note 10” above).
The foregoing description of the Assignment Consent, the ProFrac Parent Guaranty, the Dry Lease Amendment and the ABL Consent do not purport to be complete and are qualified in its entirety by reference to the complete text thereof, which are filed herewith as Exhibits 10.2, 10.3, 10.4, and 10.5 respectively, and incorporated herein by reference.

Company Overview
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs and providing tangible environmental benefits. The Company’s proprietary chemistries, specialty chemistries, logistics and technology services seek to enable our customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the nine months ended September 30, 2024 reflect Contract Shortfall Fees of $23.8 million. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2025 reflect Contract Shortfall Fees of $23.9 million.
The PWRtek Transactions (see “Item 1. Financial Statements - Note 3”) do not impact the ProFrac Agreement; provided, however, the Company and ProFrac Services have agreed that any future Contract Shortfall Fees shall be offset by the approximately $7.2 million residual payable due under the Purchase Agreement described in “Item 1. Financial Statements - Note 3” above and either the Company or ProFrac GDM, LLC (“ProFrac GDM”) may elect, upon written notice, to offset up to 50% of any due and payable Contract Shortfall Fees against principal and accrued and unpaid interest due under the PWRtek Note described in “Item 1. Financial Statements - Note 3” above.
Data Analytics
The Company’s Data Analytics (“DA”) segment delivers real-time information and insights to its customers designed to enable optimization of operations and reduction of emissions and their carbon intensity. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 15 seconds.
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue). Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition of the assets described in “Item 1. Financial Statements - Note 3” above. These assets facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the three months ended September 30, 2025 and 2024, the Company incurred $0.5 million and $0.5 million, respectively, of research and development expense. For the nine months ended September 30, 2025 and 2024, the Company incurred $1.4 million and $1.3 million, respectively, of research and development expense. The Company expects that its 2025 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
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
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Based upon our strong results during the first quarter of 2025, and customer commitments, we anticipate stable demand for our chemistry during 2025. Our expectations are in part based upon our current outlook on oil and gas prices.
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
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2026.
We remain focused on driving innovation between the CT and DA segments, promoting opportunities in upstream applications designed to deliver enhanced efficiencies for E&P operators and service companies. We believe that these initiatives will lead to deeper integration between our CT and DA segments, creating a pathway for future growth.
Data Analytics
The use of data and digital analytics is a growing trend in industries where technology is leveraged to analyze large operational datasets to improve performance, as well as for predictive maintenance, advanced safety measures and reduction in the environmental impact of operations. We believe our suite of measurement technologies including the VERACAL®,Verax™, XSPCTTM and Raman analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. These technologies deliver insight on valuable operational data, including vapor pressure, boiling point, flash point, octane level, API (American Petroleum Institute) gravity, viscosity, BTU (British Thermal Unit) and more, simultaneously.
To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques designed to further enhance the value of our installations. Automated Interface Detection Algorithm (“AIDA”) provides real-time detection of interfaces in a pipeline without the need for additional sampling or chemometric modeling. Our application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time compared to traditional manual lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades.

As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Item 1. Financial Statements - Note 3,” we are gaining traction leveraging the Verax™ in applications where operators and service companies are using lower cost field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and electric powered drilling rigs and frack equipment. Analyzing gas quality in real-time is designed to allow companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs and protecting equipment from damage. In addition, we believe the Acquired Assets can be utilized in numerous vertical markets, including areas outside of the oil and gas industry, such as grid and emergency remote power support and power needs associated with data centers.
The Lease Agreement described under “Item 1. Financial Statements - Note 3” above has had and we expect it to continue to have a significant impact on the future financial results of our DA segment. We expect full-year 2026 revenues from just the Lease Agreement to total approximately $27.0 million, as compared to $17.4 million in total DA revenues from all sources through the first nine months of 2025.
The DA segment continues to innovate and enhance its hardware, software and artificial intelligence platforms. These advancements are expected to enable complex lab-grade measurements in challenging environments, which is required for oil and gas valuation at custody transfer points. The Company’s recent deployment and GPA 2172 qualification of the XSPCT analyzers, along with its proven fleet of VERAX analyzers, will support the oil and gas industry’s digital shift while enhancing transparency in valuation, taxation and commodity forecasting. We believe that the lower-cost, rugged measurement points provided by our analyzers will help pave the way for digital measurement to become the standard for custody transfer.
Consolidated Results of Operations (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Revenue from external customers	$22,941	$16,565	$72,546	$47,935
Revenue from related party	33,090	33,177	97,197	88,332
Total revenues	56,031	49,742	169,743	136,267
Cost of sales	38,248	40,623	125,104	109,159
Cost of sales %	68.3%	81.7%	73.7%	80.1%
Gross profit	17,783	9,119	44,639	27,108
Gross profit %	31.7%	18.3%	26.3%	19.9%
Selling general and administrative	7,384	5,714	20,462	18,079
Selling general and administrative %	13.2%	11.5%	12.1%	13.3%
Asset acquisition expenses	167	—	4,362	—
Depreciation	581	220	1,207	662
Research and development	549	462	1,359	1,349
Gain on sale of property and equipment	—	—	(7)	(34)
Income from operations	9,102	2,723	17,256	7,052
Operating margin %	16.2%	5.5%	10.2%	5.2%
Interest and other (expense) income, net	(1,359)	(154)	(2,284)	(691)
Income before income taxes	7,743	2,569	14,972	6,361
Income tax benefit (expense)	12,612	(37)	12,531	(293)
Net income	$20,355	$2,532	$27,503	$6,068
Net income %	36.3%	5.1%	16.2%	4.5%
Consolidated revenue for the three months ended September 30, 2025 increased $6.3 million, or 13%, versus the same period of 2024, driven by $6.1 million in PWRtek rental revenue, increased sales volumes from external customers and an increase in accrued Contract Shortfall Fees of $1.9 million, partially offset by reduced related party activity under the ProFrac Agreement. Related party revenues in the CT segment are net of $1.3 million and $1.6 million of contract assets amortization for the three months ended September 30, 2025 and 2024, respectively.

Consolidated revenue for the nine months ended September 30, 2025 increased $33.5 million, or 25%, versus the same period of 2024, driven by increased sales volumes from external customers and $9.3 million in PWRtek rental revenue, partially offset by a decrease in accrued Contract Shortfall Fees of $0.1 million. Related party revenues in the CT segment are net of $4.2 million and $4.3 million of contract assets amortization for the nine months ended September 30, 2025 and 2024, respectively.
Consolidated cost of sales for the three months ended September 30, 2025 decreased $2.4 million, or 6%, versus the same period of 2024, primarily due to decreased product sales. Consolidated cost of sales percentage was 68% and 82% for the three months ended September 30, 2025 and 2024, respectively.
Consolidated cost of sales for the nine months ended September 30, 2025 increased $15.9 million, or 15%, versus the same period of 2024, primarily due to increased product sales, increased freight costs and increased costs related to PWRtek activity. Consolidated cost of sales percentage was 74% and 80% for the nine months ended September 30, 2025 and 2024, respectively.
SG&A expenses for the three months ended September 30, 2025 increased $1.7 million, or 29%, versus the same period of 2024. The increase relates primarily to increased salaries, increased stock compensation expense and increased professional fees.
SG&A expenses for the nine months ended September 30, 2025 increased $2.4 million, or 13%, versus the same period of 2024. The increase relates primarily to increased salaries, increased stock compensation expense and increased professional fees.
Asset acquisition expenses were $0.2 million and $4.4 million for the three and nine months ended September 30, 2025, respectively, related to expenses associated with the April 28, 2025 PWRtek Transactions.
Income from operations increased $6.4 million for the three months ended September 30, 2025, versus the same period in 2024. The increase was primarily driven by an $8.7 million increase in gross profit partially offset by $0.2 million in asset acquisition expenses and a $1.7 million increase in SG&A expenses during the three months ended September 30, 2025 as compared to the same period of 2024.
Income from operations increased $10.2 million for the nine months ended September 30, 2025, versus the same period in 2024. The increase was primarily driven by an $17.5 million increase in gross profit partially offset by $4.4 million in asset acquisition expenses and a $2.4 million increase in SG&A expenses during the nine months ended September 30, 2025 as compared to the same period of 2024.
Interest and other expense for the three months ended September 30, 2025 increased $1.2 million driven by a $1.0 million increase in interest payments as a result of the new PWRtek Note compared to the same period of 2024. Interest and other expense for the nine months ended September 30, 2025 increased $1.6 million driven by a $1.7 million increase in interest payments as a result of the new PWRtek Note compared to the same period of 2024.
The Company had an income tax benefit of $12.6 million for the three months ended September 30, 2025 and income tax expense of $37 thousand for the same period of 2024. The Company had an income tax benefit of $12.5 million for the nine months ended September 30, 2025 and income tax expense of $0.3 million for the same period of 2024. The changes for both 2025 periods are driven by the partial release of the Company’s valuation allowance on its deferred tax assets (see “Item 1. Financial Statements - Note 12”).
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from external customers	$20,221	$14,097	$64,773	$42,143
Revenue from related party	26,956	32,977	87,562	87,732
Income from operations	8,531	5,559	25,470	17,810
CT revenue from external customers for the three months ended September 30, 2025 increased $6.1 million, or 43%, compared to the same period of 2024 driven primarily by increased activity. Revenue from related party for the three months ended September 30, 2025 decreased $6.0 million, or 18%, compared to the same period of 2024, primarily driven by decreased activity partially offset by increased accrued Contract Shortfall Fees.

CT revenue from external customers for the nine months ended September 30, 2025 increased $22.6 million, or 54%, compared to the same period of 2024 driven primarily by increased activity. Revenue from related party for the nine months ended September 30, 2025 decreased $0.2 million compared to the same period of 2024, primarily driven by decreased activity partially offset by increased accrued Contract Shortfall Fees.
Income from operations for the CT segment for the three months ended September 30, 2025 increased $3.0 million compared to the same period of 2024. The increase was driven by increased gross profit of $3.6 million for the three months ended September 30, 2025, which was related to increased product volumes partially and a decrease in cost of sales. Income from operations for the CT segment for the nine months ended September 30, 2025 increased $7.7 million compared to the same period of 2024. The increase was driven by increased gross profit of $8.7 million for the nine months ended September 30, 2025, which was related to increased product volumes partially offset by a corresponding increase in cost of sales.
Data Analytics Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from external customers	$2,720	$2,468	$7,773	$5,792
Revenue from related party	6,134	200	9,635	600
Income (loss) from operations	4,368	130	2,325	(652)
DA revenue from external customers for the three months ended September 30, 2025 increased $0.3 million, or 10.3%, compared to the same period of 2024 primarily due to increased unit sales. Revenue from related party for the three months ended September 30, 2025 increased $5.9 million compared to the same period of 2024 primarily due to PWRtek rental income in 2025. DA revenue from external customers for the nine months ended September 30, 2025 increased $2.0 million, or 34%, compared to the same period of 2024 primarily due to increased unit sales. Revenue from related party for the nine months ended September 30, 2025 increased $9.0 million compared to the same period of 2024 primarily due to PWRtek rental income in 2025.
Income from operations for the DA segment for the three months ended September 30, 2025 increased $4.2 million compared to the same period of 2024 primarily driven by PWRtek rental income and increased activity, partially offset by increased materials costs. Income from operations for the DA segment for the nine months ended September 30, 2025 increased $3.0 million compared to the same period for 2024 primarily driven by PWRtek rental income and increased activity, partially offset by increased materials costs and $4.4 million of asset acquisition expenses related to the PWRtek Transactions.
Corporate and Other Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loss from operations	$(3,797)	$(2,966)	$(10,539)	$(10,106)

Loss from operations for the three months ended September 30, 2025 increased $0.8 million, or 28.0% compared to the same period of 2024. Loss from operations for the nine months ended September 30, 2025 increased $0.4 million, or 4%, compared to the same period of 2024 attributable to increased professional fees.
Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of equipment and funding obligations as they become due. During the nine months ended September 30, 2025, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below) and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, which includes the impact of the transactions described in “Item 1. Financial Statements - Note 3” above, the collection or offset utilization of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.
However, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during 2024. As a result, the Company recorded revenue related to the 2024 Contract Shortfall Fees totaling $32.6 million. The Company collected $15.0 million of 2024 Contract Shortfall Fees in cash during the first quarter of 2025. The remainder of the 2024 Contract Shortfall Fees were offset as consideration for the Acquired Assets, see “Item 1. Financial Statements - Note 3” above. The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2025 reflect Contract Shortfall Fees of $23.9 million. As noted above under “Company Overview – ProFrac Supply Agreement,” the Company and ProFrac Services have agreed that any future Contract Shortfall Fees will be offset by the approximately $7.2 million residual payable due under the Purchase Agreement. Prior to November 7, 2025, the Company and ProFrac each had rights to offset future Contract Shortfall Fees against principal and accrued and unpaid interest due under the PWRtek Note without penalty, however those offset rights were eliminated in connection with entry into the Assignment Consent (see “Recent Events” above).
As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $4.6 million compared to $4.4 million on December 31, 2024. In addition, as of November 5, 2025, the Company had approximately $8.5 million in available borrowings under the ABL. During the nine months ended September 30, 2025, the Company had $17.3 million of operating income, $1.0 million of cash provided by operating activities, $1.7 million of cash used in investing activities and $1.1 million of cash provided by financing activities.
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
As of September 30, 2025, the Company had $6.7 million outstanding under the ABL. During the nine months ended September 30, 2025, the Company incurred $0.7 million in interest and fees related to the ABL. As of September 30, 2025, the Company recorded $0.2 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 9.25% as of September 30, 2025. For the nine months ended September 30, 2025, the weighted-average interest rate was 9.4%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
In connection with the Company’s entry into the Purchase Agreement, the Company entered into the Letter Agreement with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets. On October 28, 2025, the lender provided its consent to the assignment of the PWRtek Note and various amendments to the PWRtek Note and related documents (see “Recent Events” above).

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$957	$5,925
Net cash used in investing activities	(1,690)	(457)
Net cash provided by (used in) financing activities	1,075	(6,329)
Effect of changes in exchange rates on cash and cash equivalents	(142)	6
Net change in cash and cash equivalents and restricted cash	$200	$(855)
Operating Activities
Net cash provided by operating activities was $1.0 million during the nine months ended September 30, 2025 compared to net cash provided by operating activities of $5.9 million for the same period of 2024. Consolidated net income for the nine months ended September 30, 2025 was $27.5 million compared to consolidated net income of $6.1 million for the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, non-cash adjustments to net income totaled $3.8 million as compared to $8.7 million for the same period of 2024.
•For the nine months ended September 30, 2025, non-cash adjustments included a $12.8 million tax benefit primarily from the partial release of the valuation allowance and non-cash positive adjustments of $1.7 million of stock compensation expense, $4.2 million amortization of contract assets and $0.8 million of non-cash lease expense.
•For the nine months ended September 30, 2024, non-cash adjustments included non-cash positive adjustments of $0.9 million of stock compensation expense, $4.3 million amortization of contract assets and $1.7 million of non-cash lease expense.
During the nine months ended September 30, 2025, changes in working capital used $22.7 million of cash as compared to $8.9 million for the same period of 2024.
•For the nine months ended September 30, 2025, changes in working capital resulted primarily from an increase in related party accounts receivable of $10.0 million, increased third party accounts receivable of $9.9 million, decreased accrued liabilities and operating lease liabilities of $0.9 million and $1.2 million, respectively and decreases in accounts payable of $3.0 million, partially offset by a decrease in net inventories of $0.5 million and an increase in interest payable of $1.0 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $1.7 million and $0.5 million, respectively, primarily driven by $1.7 million and $0.5 million in capital expenditures for the nine months ended September 30, 2025 and 2024, respectively.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $1.1 million and relates primarily to $1.9 million in net proceeds from the ABL, proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises, partially offset by payments for loan origination costs on the PWRtek Note, the issuance cost of the April 2025 Warrant described in “Item 1. Financial Statements - Note 3” above and payments to tax authorities for shares withheld from employees. Net cash used in financing activities was $6.3 million for the nine months ended September 30, 2024, and relates primarily to $6.1 million in net payments on the ABL.

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
Contract Assets
The Company’s contract assets represent consideration which was issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 10, “Debt and Convertible Notes Payable” in Part II, Item 8 of the 2024 Annual Report) and other incremental costs related to obtaining the ProFrac Agreement in 2022. The contract assets are amortized over the term of the ProFrac Agreement based on forecasted revenues. As goods are transferred to ProFrac Services, LLC, the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future. The amount of consideration the Company expects to receive in the future for the transfer of goods under the contract and the direct costs that relate to providing those goods used in the Company’s contract assets recoverability analysis consider both historical and anticipated purchases by ProFrac over the remaining life of the ProFrac Agreement, taking into account the effect of the Contract Shortfall Fee that is payable to the Company if the annual minimum purchase obligation is not met. The Contract Shortfall Fee mitigates the impact of a failure to meet the expected annual minimum purchase obligation by providing the Company consideration to offset the gross profit lost as a result of ProFrac’s purchases not meeting the annual minimum purchase obligation. Due to the Contract Shortfall Fee, if actual purchases under the ProFrac Agreement are less than the annual minimum purchase obligation, there is negligible impact on the amount of gross profit generated by the ProFrac Agreement. As result, the Company believes there is minimal sensitivity to amounts purchased under the ProFrac Agreement to the ProFrac Agreement’s expected profitability when considering the contract assets recoverability assessment.
Income Taxes: Valuation Allowance
Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, changes in revenue, costs or profit margins, market share, and execution of new long-term contracts with customers. In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight. If, based on the weight of available evidence, it is more likely than not that all, or some portion, of the deferred tax assets will not be realized, we record a valuation allowance. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for all, or some portion, of the deferred tax assets.

All available positive and negative evidence is analyzed quarterly to determine the amount of the valuation allowance. A full valuation allowance against the federal and state net deferred assets, except for certain state jurisdictions, was recorded in the first quarter of 2019 because of significant losses and other negative evidence.
In the third quarter of 2025, the Company considered both positive and negative evidence and determined that, as of September 30, 2025, a full valuation allowance was no longer required for certain deferred tax assets. Positive evidence included our results of operations reaching an adjusted three-year cumulative income position on a rolling twelve-quarter basis during the quarter ended September 30, 2025, that indicates a trend of profitability; future reversals of existing taxable temporary differences; and an evaluation of currently available information about future years forecasted taxable income, specifically, the forecasted future income based on existing contracts including the ProFrac Agreement and the Lease Agreement with ProFrac. The Company’s adjusted three-year cumulative income position considered the impact of unusual and non-recurring items on historical book income or losses. However, because of the lack of objectively verifiable information in years after the expiration of the ProFrac Agreement and Lease Agreement, it was determined that forecasted future income may not be sufficient to realize all the deferred tax assets. Therefore, a partial release of valuation allowance for both federal and state deferred tax assets was recorded during the three and nine months ended September 30, 2025 totaling $31.7 million and $33.0 million, respectively, of which $17.5 million associated with the deferred tax assets related to the PWRtek acquisition was recorded to additional paid in capital in accordance with the intraperiod allocation in interim period rules.
The Company will continue to evaluate both positive and negative evidence that would require changes to the remaining federal and state valuation allowances. In assessing forecasted future income in the years after the expiration of the ProFrac Agreement and Lease Agreement when assessing if it is more likely than not that the deferred tax assets will be realized, the Company will consider the impact of sustained pre-tax income growth derived from non-related party customers; renewals or extensions to current long-term customer contracts; signing of new contracts with customers with positive margins; and macroeconomic and industry specific conditions. Refer to “Item 1A.-Risk Factors” in our 2024 Annual Report and “Item 1A.-Risk Factors” in our Q1 2025 Quarterly Report for more information. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances.
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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 13, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2024 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2024 Annual Report and “Item 1A.-Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 Quarterly Report”), which could materially affect our business, financial condition and/or future results. As of September 30, 2025, there have been no material changes in our risk factors from those set forth in the 2024 Annual Report, except as set forth in our Q1 2025 Quarterly Report and as set forth below. The risks described in the 2024 Annual Report, in the Q1 2025 Quarterly Report and as set forth below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.
Pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to report upon the effectiveness of our internal control over financial reporting. Based on the market value of our common stock held by our non-affiliates as of June 30, 2025 and our annual revenues for the year ended December 31, 2024, beginning with our annual report for our fiscal year ending December 31, 2025, we expect that we will become an “accelerated filer.” By becoming an “accelerated filer,” Section 404(b) of the Sarbanes-Oxley Act will require our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or the Sarbanes-Oxley Act. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the NYSE, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended September 30, 2025 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2025 to July 31, 2025	124	$12.55
August 1, 2025 to August 30, 2025	—	$—
September 1, 2025 to September 30, 2025	1,640	$11.34
Total	1,764
(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
PWRtek Note Sale
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC, a subsidiary of ProFrac, in connection with the assignment of the PWRtek Note by ProFrac GDM. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” for additional information on these agreements.

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended June 30, 2025).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
4.5		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
4.6		Form of Warrant to Purchase Common Stock issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 28, 2025).
10.1		Flotek Industries, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 10, 2025).
10.2	*	Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025, among PWRTEK, the Company and ProFrac GDM.
10.3	*	Guaranty, dated as of November 7, 2025, among ProFrac GDM and ProFrac.
10.4	*	Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025, among PWRTEK and ProFrac GDM.
10.5	*	Modification of the Consent Agreement and ABL Amendment, dated as of October 28, 2025.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2025

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)