Form 10-K
period 2025-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2026-03-16
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements .☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025 (based on the closing market price on the New York Stock Exchange on June 30, 2025) was approximately $204.7 million. At March 13, 2026, there were 36,172,491 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement in connection with the 2026 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), and in particular, Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc. (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan or performance under the ProFrac Agreement (defined below) or Lease Agreement (defined below), objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under the ProFrac Agreement (defined below) or Lease Agreement (defined below) or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereafter. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
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
The Company’s Data Analytics (“DA”) segment provides analytical measurement and digital solutions, including measure-and-control services, that deliver near real-time insights for process control across the oil and gas value chain and emerging applications in power and digital valuation. DA solutions help customers optimize performance, improve decision-making, and reduce emissions and carbon intensity.
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
Recent Developments
The Company entered into a series of transactions in connection with an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets, comprised of twenty-two operating units and eight units under construction, certain inventory and related intellectual property (the “Acquired Assets”). Concurrently, the Leased Equipment (as defined below) was leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025, by and between PWRtek, LLC (“PWRtek”), a wholly-owned subsidiary of the Company, and ProFrac GDM (the “Lease Agreement”) (collectively, the “PWRtek Transactions”). As of December 31, 2025, the eight units under construction have been completed and placed into service.
Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued and 2024 Contract Shortfall Fee (defined below), which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock, (3) a secured promissory note, issued by PWRtek in the initial principal amount of $40 million (the “PWRtek Note”), and (4) a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) amount due under the ProFrac Agreement (as defined below). For additional information, see “Part II, Item 8. Financial Statements and Supplementary Data - Note 3 - Asset Acquisition.”
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, in connection with the assignment of the PWRtek Note to PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (the “Note Assignment”).
In connection with the Note Assignment, (1) the Company and ProFrac GDM entered into that certain Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025 (the “Assignment Consent”), (2) ProFrac and ProFrac GDM entered into that certain Guaranty, dated as of November 7, 2025 (the “ProFrac Parent Guaranty”), and (3) the Company and ProFrac GDM entered into that certain Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025 (the “Lease Amendment,” and together with the Assignment Consent and the ProFrac Parent Guaranty, the “Transaction Documents”).
Pursuant to the Transaction Documents, in consideration for the Company’s consent to the Note Assignment, the parties involved agreed to various amendments which include, among other things, (a) the provision of a guaranty by ProFrac of all of ProFrac GDM’s obligations under the Lease Agreement, (b) the elimination of all make-whole amounts and prepayment premiums applicable to the PWRtek Note, providing the Company with the unrestricted ability to prepay the PWRtek Note without premiums or penalties, (c) the removal of a “Material Adverse Effect” event of default under the PWRtek Note relating to the Company, and (d) the removal of restrictions included in the PWRtek Note on PWRtek’s ability to make distributions (as well as the corresponding removal of restrictions included in the Lease Agreement on ProFrac GDM’s ability to make distributions). In addition, in order to facilitate the Note Assignment, the parties further agreed to the removal of the mutual rights to offset Contract Shortfall Fees that are payable under the ProFrac Agreement and the Company’s right to offset amounts due pursuant to the Lease Agreement against the principal of the PWRtek Note. As a result, the full principal amount of the PWRtek Note will be payable in cash by the Company, rather than via offset against amounts payable pursuant to the Company’s other agreements with ProFrac and its affiliates.
The Company incurred $4.4 million of asset acquisition expenses for the PWRtek Transactions. These costs are primarily comprised of professional services including legal, accounting, and other professional or consulting fees.
On March 3, 2026, the Company announced that it had been awarded its first contract to deliver power services for utilities infrastructure support. Under the agreement, the Company expects to coordinate the installation of up to 50 megawatts (“MW”) of power generation equipment including the Company’s gas distribution and conditioning assets to support critical federal disaster recovery initiatives. The initial term of the agreement is for six-months, with customer option to extend to four years. The Company expects to begin deploying equipment during the second quarter of 2026.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of the OSP Offset and other minor adjustments) of consideration to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”). Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. The Company expects to utilize the Equipment Credit during 2026, however any unused amounts at the end of 2026 would be available for use in 2027 until the full credit is utilized.
On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
Description of Operations and Segments
The Company’s operations have two business segments, CT and DA, which are both supported by the Company’s Research & Innovation (“R&I”) advanced laboratory capabilities. Financial information about the Company’s operating segments and geographic concentration is provided in Note 19, “Business Segment, Geographic and Major Customer Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the year ended December 31, 2024 reflect Contract Shortfall Fees of $32.4 million. The measurement period for Contract Shortfall Fees during 2025 was January 1, 2025 through December 31, 2025. The minimum purchase requirements were not met during the 2025 measurement period, and as a result, related party revenues for the year ended December 31, 2025 reflect Contract Shortfall Fees of $27.4 million. As described in “- Recent Developments” above, on March 12, 2026, the Company and ProFrac entered into the OSP Agreement regarding the settlement of 2025 Contract Shortfall Fees.
Data Analytics
The Company’s Data Analytics (“DA”) segment delivers real-time measurement information and insights to its customers designed to enable optimization of operations and reduction of emissions and their carbon intensity. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 5-15 seconds.
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue) both of which are founded on the usage of the segment’s proprietary real-time measurement technologies. Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services. In addition, the Company recently announced its expansion into utility infrastructure power support. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition of the assets described in Note 3, “Asset Acquisition” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. These assets facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality. The Company expects to utilize similar assets in conjunction with the recently awarded power support contract.
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the years ended December 31, 2025 and 2024, the Company incurred $1.8 million and $1.7 million, respectively, of research and development expense. The Company expects that its 2026 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
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
Intellectual Property
The Company endeavors to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, EPA registrations and licensing, trade secrets, proprietary designs, and manufacturing and operational expertise, are sufficient to protect its intellectual property and provide continued strategic advantage. As of December 31, 2025, the Company had 144 granted patents, including 113 patents in our CT segment and 31 patents in our DA segment. In addition, the Company also had 4 pending patent applications filed in the U.S. and abroad, for the DA segment. The patents of the CT segment cover various chemical compositions and methods of use. The patents of the DA segment cover various systems and methods of use for online determination of chemical composition and data analysis. We believe the duration of our patents is adequate relative to the expected lives of our products. In addition, the Company had 41 registered and 5 pending trademarks in the U.S. and abroad, covering a variety of its goods and services.
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
We have sustainable chemistry at our core, and we focus on providing responsible specialty chemistry solutions that are environmentally friendly and cost-competitive. Our products offered by our CT segment displace harmful chemicals such as benzene, toluene, ethylbenzene and xylenes (BTEX) in energy production, and our logistics and delivery methodology results in lower product usage and lower carbon emissions due to delivery. The analyzers produced by our DA segment are a closed-loop system, meaning that samples of potentially harmful gasses and fluids do not need to be routinely taken and flared, as is the case with gas chromatographs. This results in lower emissions. In addition, our analyzers’ ability to determine the mixing of two batches of product (“transmix”) in real-time results in less time, energy and resources spent processing the transmix. Finally, our analyzers, when used to monitor field gas for well-site power generation, allow customers to significantly reduce the use of higher emission and more expensive diesel.
Human Capital
Employee Overview
As of December 31, 2025, the Company had approximately 160 total and 158 full-time employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally good.
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
We have a strong commitment to safety in all aspects of our operations through training, safety culture, and tracking of key safety metrics. For the year ended December 31, 2025, the Company achieved a total recordable incident rate (“TRIR”) of 0.00. TRIR is a key safety performance metric that calculates the number of recordable incidents per full-time workers during a one-year period. Generally a score of less than 1.0 is considered an indication of safe operations.
Compensation: Wages & Benefits
The Company’s compensation programs are designed to provide employee wages that we believe are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our programs to attract, retain and motivate employees to achieve high-impact results that create value for our stakeholders. In addition to competitive base wages, all employees are eligible for an annual cash performance bonus, which is based upon both individual performance and certain annual Company financial performance metrics, subject to the Company’s liquidity position and approval by the Company’s Compensation Committee of the Board of Directors.
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
Energy Industry
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, attributable to policies with respect to tariffs, the military conflicts in the Middle East and numerous supply and demand factors, we believe the fundamentals for energy-related services remain stable. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we generally expect these companies, as well as major exploration and production companies, to maintain current activity levels over the next 12 months. We are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential shipping and logistics disruptions.
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Based upon results during early 2026, and customer commitments, we anticipate stable demand for our chemistry and data analytics services during 2026. Our expectations are in part based upon our current outlook on oil and gas prices.
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
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2026. Our outlook for growth in the Middle East is subject to the resolution of ongoing military conflict.
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
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described under “Part II, Item 8. Financial Statements and Supplementary Data - Note 3,” in addition to the recently awarded power support agreement as described above, we are gaining traction leveraging the Verax™ in applications where operators, service companies and power providers are using lower cost field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and electric powered drilling rigs and frack equipment. Analyzing gas quality in real-time is designed to allow companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs and protecting equipment from damage. In addition, we believe the Acquired Assets can be utilized in numerous vertical markets, including areas outside of the oil and gas industry, such as grid and emergency remote power support and power needs associated with data centers.
The Lease Agreement described under “Part II, Item 8. Financial Statements and Supplementary Data - Note 3,” has had and we expect it to continue to have a significant impact on the future financial results of our DA segment. We expect full-year 2026 revenues from the Lease Agreement to total approximately $27.0 million, as compared to $27.5 million in total DA revenues from all sources for the year ended December 31, 2025.
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
•Availability of raw materials;
•Labor shortages;
•Demand forecasting; and
•Unknown impact of tariffs.
All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while security of delivery, and volatility in capacity and transit times for sea-freight could impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The overall flow of materials globally could experience price increases. The military conflicts in the Middle East have resulted and are expected to continue to result in supply disruption.
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

The Company filed, or furnished, as applicable, all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s Code of Conduct as well as waivers to the Code of Conduct applicable to executive management by posting such changes or waivers on the Company’s website or in filings with the SEC.
Item 1A. Risk Factors
The Company’s business, financial condition, results of operations, cash flows, liquidity and prospects are subject to various risks and uncertainties. Readers of this Annual Report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect the Company. In addition, references to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. These factors should be carefully considered together with the other information contained in this Annual Report and the other reports and materials filed by the Company with the SEC. Further, many of these risks are interrelated and, as a result, the occurrence of certain risks could trigger and/or exacerbate other risks. Such a combination could materially increase the severity of the impact of these risks on the Company’s business, results of operations, financial condition, cash flows, liquidity or prospects.
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
Summary of Key Risk Factors
Risks Related to the Company’s Business
•The Company’s business is largely dependent upon its customers’ spending in the oil and gas industry. Spending could be adversely affected by industry conditions; new or increased governmental regulations; changes to existing governmental regulations; global economic conditions; the availability of credit; and oil and natural gas prices;
•The Company’s reliance on the ProFrac Agreement and Lease Agreement, both with affiliates of ProFrac, could adversely impact our financial condition, results of operations and cash flows;
•The Company’s inability to develop and/or introduce new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers, as well as adversely affecting the Company’s future success and profitability;
•The Company’s business, financial condition, operating results and ability to grow and compete may be affected adversely if adequate capital is not available;
•Increased competition could exert downward pressure on prices charged for the Company’s products and services;
•If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, or is unable to maintain the registrations and certifications of its products and facilities, the Company’s business is likely to be adversely affected;
•The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue;
•Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to its customers could have a material adverse effect on the Company’s ability to service its customers’ needs and could result in a significant loss of customers;
•Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations;
•Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows;
•Cyberattacks may have a significant and adverse impact on the Company’s operations and related financial condition;
•Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity;

•Unforeseen contingencies such as litigation could adversely affect the Company’s financial condition;
•The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks;
•If the Company does not manage the potential difficulties associated with expansion successfully, the Company’s operating results could be adversely affected;
•The Company may pursue strategic acquisitions, joint ventures and strategic divestitures, which could have an adverse impact on the Company’s business;
•The Company’s ability to use net operating losses and tax attribute carryforwards to offset future taxable income became limited due to an “ownership change” in 2023;
•The Company is subject to complex foreign, federal, state and local environmental, health, and safety laws and regulations, which expose the Company to liabilities that could adversely affect the Company’s business, financial condition, and results of operations;
•The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk, and other uncertainties;
•If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired;
•Regulatory pressures, environmental activism, and legislation could result in reduced demand for the Company’s products and services, increase the Company’s costs, and adversely affect the Company’s business, financial condition and results of operations;
•Changes in laws and regulations relating to hydraulic fracturing may have a negative effect on the Company’s operations; and
•Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and services and adversely affect the Company’s business, financial condition, results of operations, stock price or access to capital markets.
Risks Related to the Company’s Industry
•General economic declines or recessions, limits to credit availability, and industry specific factors could have an adverse effect on energy industry activity resulting in lower demand for the Company’s products and services.
•A continuous period of swings in oil and natural gas prices could result in further reductions in demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
•The Company’s industry has a high rate of employee turnover. Difficulty attracting or retaining personnel or agents could adversely affect the Company’s business.
•Our DA segment may be negatively affected by government regulations.
•Severe weather could have an adverse impact on the Company’s business.
•A terrorist attack or armed conflict could harm the Company’s business.

Risks Related to the Company’s Securities
•The market price of the Company’s common stock has been and may continue to be volatile;
•The Company’s common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole and it may be difficult to sell large numbers of our shares at prevailing trading prices;
•The Company’s relationship with ProFrac Services and ProFrac GDM and certain of their affiliates may create a conflict of interest;
•Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s common stock price;
•The Company may issue a substantial amount of securities in connection with future acquisitions, and the sale of those securities could adversely affect the trading price of our common stock or other securities;
•The Company may issue shares of preferred stock or debt securities with greater rights than the Company’s common stock;
•Certain anti-takeover provisions of the Company’s certificate of incorporation and applicable Delaware law could discourage or prevent others from acquiring the Company, which may adversely affect the market price of the Company’s common stock; and
•The Company has no current plans to pay dividends on the Company’s common stock, and, therefore, investors will have to look to stock appreciation for return on investments.
General Risk Factors
•If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies; and
•The Company’s tax returns are subject to audit by tax authorities. Taxing authorities may make claims for back taxes, interest and penalties. Changes in U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flows.
Discussion of Key Risk Factors
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
•political and economic uncertainty, and sociopolitical unrest including the current military conflicts in Ukraine and the Middle East and ongoing sanctions imposed on Russia;
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
The ProFrac Agreement is a major source of the Company’s liquidity and we expect it to remain so over the term of the contract. The Lease Agreement is also expected to be a major source of the Company’s liquidity. Revenues attributable to the ProFrac Agreement and the Lease Agreement represented 62% of our total revenues during both 2025 and 2024. The Lease Agreement represented 6.8% of total revenues for 2025. If the Company became unable to either (1) execute the requirements of the ProFrac Agreement financially and operationally, from procuring inventory to meet the needs of ProFrac Services under the ProFrac Agreement to executing timely billing and collection, or (2) properly perform its obligations under the Lease Agreement, the Company’s liquidity could be materially adversely impacted. Further, our relationship with ProFrac may impact their competitors’ willingness to purchase products from the Company or to seek price concessions from the Company.
We are also dependent on ProFrac Services’ compliance in meeting their committed activity levels under the ProFrac Agreement and paying for our products, including any Contract Shortfall Fees, on a timely basis, in accordance with the terms of the ProFrac Agreement. We are dependent upon ProFrac GDM’s compliance with their asset maintenance and payment obligations, among others, under the Lease Agreement. Our financial condition, results of operations and cash flows may be adversely impacted if ProFrac Services’ or ProFrac GDM’s financial condition or ProFrac Services’ spending level under the ProFrac Agreement is negatively impacted and ProFrac Services or ProFrac GDM is unable to pay its outstanding obligations to the Company, including the Contract Shortfall Fees. As of December 31, 2025, our accounts receivable from ProFrac Services and ProFrac GDM totaled $64.2 million, including amounts related to 2025 Contract Shortfall Fees.
ProFrac Services has the right to terminate the ProFrac Agreement by providing written notice to the Company after the occurrence of any of the following events: (i) the Company’s bankruptcy; (ii) the Company’s failure to produce and deliver the products in accordance with the specifications, or failure to timely deliver products, and the Company has been unable to cure such failure within a commercially reasonable period determined by ProFrac Services; (iii) the Company fails to meet pricing requirements set forth in the ProFrac Agreement; or (iv) the Company is affected by a force majeure event, and such force majeure event has not been remedied within 30 days of the initial occurrence of such event. ProFrac Services also has the right to terminate the ProFrac Agreement for any other material breach of the ProFrac Agreement by the Company if the breach is capable of being cured, but is not cured within 30 days after written notice. Termination of the ProFrac Agreement would have a material adverse impact on the Company’s financial condition, results of operations and cash flows. In addition, ProFrac Services has customary rights to audit our compliance with the terms of the ProFrac Agreement. ProFrac GDM also has customary rights to audit the records of the Company with regard to third-party pricing to confirm compliance with the Lease Agreement’s pricing requirements. Any adverse findings during such an audit could have an adverse impact on the Company’s financial condition, results of operations and cash flows.
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
While we believe that our cash and cash equivalents, cash generated from operating activities, the collection or offset utilization of future Contract Shortfall Fees and availability under the ABL will provide us with sufficient financial resources to fund operations to meet our capital requirements and anticipated obligations as they become due over the next twelve months, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner, could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The Company may need additional financing sources, including commercial borrowings and issuances of debt and/or equity securities. The Company’s ability to procure debt financing, is dependent on, among other things, the willingness of banks and other financial institutions to lend into the Company’s industry and on their evaluation of the Company’s credit risk, which includes the concentration of revenues from ProFrac Services and ProFrac GDM. There is no guarantee that the Company will be able to procure additional debt financing or, in the event that it is able to procure additional debt financing, that the financing will be on favorable terms and conditions or at favorable rates of interest. The Company’s ability to access the capital markets, is dependent on, among other things, the willingness of investors to purchase new debt and/or equity issuances from the Company. There is no guarantee that the Company will be able to procure additional capital markets financing or, in the event that is it is able to do so, that the capital raises will be on favorable terms or conditions to the Company. If the Company cannot access capital on acceptable terms, the Company’s business, financial condition and operating results may be adversely affected. Further, the ability of the Company to grow and be competitive in the marketplace may be adversely impacted as the Company may not be able to finance strategic growth plans, take advantage of business opportunities or respond to competitive pressures.
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
Revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2025 and 2024, totaled 76% and 75%, respectively. The Company has seen customer concentration risk increase substantially due to its entry into the ProFrac Agreement and the Lease Agreement. Unlike the ProFrac Agreement and the Lease Agreement, our other large customer relationships are typically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. Losses of customers also may occur due to product, service or pricing issues, as well as industry consolidation. The Company competes in a highly competitive environment and must work diligently to create and maintain productive customer relationships, and the failure to maintain those relationships could result in the loss of one or more key customers. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to its customers could have a material adverse effect on the Company’s ability to service its customers’ needs and could result in a significant loss of customers.
Raw materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to the Company’s facilities have historically been impacted by extreme weather conditions. Additionally, prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with our crop dependent raw materials; tariffs and duties on imported materials; evolving geopolitical risks; foreign currency exchange rates; and phases of the general business cycle and global demand. The military conflicts in the Middle East could also impact the availability, pricing and transportation of raw materials to the Company’s facilities.
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
Approximately 4.8% of our revenues are derived from sales outside the U.S. Should any U.S. tariffs result in retaliatory tariffs in any of the countries outside the U.S. in which we sell products, the cost of our products in such countries could increase. These increased costs could negatively impact our sales in those countries, by rendering our products no longer cost-competitive.
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
The Company performs credit analysis on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries, which may provide less protection to the Company in the event of a dispute over payment. Because sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. The Company’s sales revenues are concentrated among customers operating in the oil and gas industry. Furthermore, the Company has seen an increase in concentration risk as a result of the Company’s entry into the ProFrac Agreement and the Lease Agreement. If one or more major customers, including ProFrac Services or ProFrac GDM, are unwilling or unable to pay their obligations to the Company, it could have an adverse effect on the Company’s financial results, liquidity and cash flows.
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
Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity.
As part of our normal business activities, we collect, use, store, and otherwise process certain personal information, including personal information specific to employees, vendors, and suppliers. We may transfer some of this personal information to third parties who assist us with certain aspects of our business for limited purposes under appropriate contractual arrangements.
The regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs.
While we have taken commercially reasonable steps to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are in some cases relatively new and the interpretation and application of these laws and regulations are uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory bodies. Any failure, or perceived failure, by us to comply with applicable data privacy and cybersecurity laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of information system failures, cybersecurity incidents or attacks, or other security breaches, which themselves may result in a violation of these laws and regulations. Additionally, if we acquire a company that has violated or is not in compliance with applicable data privacy and cybersecurity laws and regulations, we may incur significant liabilities and penalties as a result.
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
•failure to effectively execute on the ProFrac Agreement or the Lease Agreement;
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). During 2023, the conversion of various debt instruments into the Company’s common stock and warrants to purchase the Company’s common stock resulted in an ownership change limiting the Company’s ability to utilize existing NOLs and tax attribute carryforwards. Additional information about these limitations is provided in Note 12, “Income Taxes” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
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
Less than 10 % of the Company’s revenue for the year ended December 31, 2025 was from customers based outside of the U.S. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:
•governmental instability;
•corruption;
•war and other international conflicts, including the military conflicts in Ukraine and the Middle East;
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
If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.
Pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to report upon the effectiveness of our internal control over financial reporting. We are an “accelerated filer” with respect to this Annual Report. As such, Section 404(b) of the Sarbanes-Oxley Act requires our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or the Sarbanes-Oxley Act. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business.
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
Climate change, environmental, social and governance (“ESG”) initiatives continue to represent key considerations. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where the Company operates to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require, significant equipment modifications, operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from the Company’s operations or those of our customers, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. As a result of heightened public awareness and attention to these issues as well as continued political and regulatory initiatives to reduce the reliance upon oil and natural gas, demand for hydrocarbons may be reduced, which could have an adverse effect on the Company’s business, financial condition, and results of operations. The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and natural gas industry and therefore significantly reduce the value of the Company’s business.
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
Terrorist activities, anti-terrorist efforts, and other armed conflicts involving the U.S. could adversely affect the U.S. and global economies and could prevent the Company from meeting financial and other obligations. The Company could experience loss of business, delays or defaults in payments from payors, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas which, in turn, could also reduce the demand for the Company’s products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect the Company’s results of operations, impair the ability to raise capital, or otherwise adversely impact the Company’s ability to realize certain business strategies. The military conflicts in Ukraine and the Middle East could affect regions in which the Company does business directly or indirectly and could harm the Company’s ability to sell its good and services in those regions.
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
•inability of either party to perform its obligations under our agreement with ProFrac Services regarding the purchase of our chemicals or with ProFrac GDM regarding the lease of our equipment;
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
As a result of the thin trading market for shares of our common stock, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float, shares of our common stock will be less liquid than the shares of common stock of companies with broader public ownership, and as a result, it may be difficult for investors to sell the number of shares they desire at an acceptable price. Trading of a relatively small volume of shares of our common stock may have a greater effect on the trading price than would be the case if our public float were larger. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.
The Company’s relationship with ProFrac Services and ProFrac GDM and certain of their affiliates may create a conflict of interest.
The Company derived 62% and 62% of its revenue for the years ended December 31, 2025 and 2024, respectively, from ProFrac Services and ProFrac GDM. Apart from being the Company’s largest customer, certain affiliates of ProFrac Services, entered into various convertible debt transactions with the Company during 2022, which were subsequently converted into shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in 2023. In addition, ProFrac GDM received a warrant to purchase 6,000,000 shares of the Company’s common stock in connection with the Lease Agreement (see Note 10, “Debt” and Note 19, “Related Party Transactions,” in Part II, Item 8 - “Financial Statements and Supplementary Data” of this Annual Report). On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock. As a result of these transactions, ProFrac Holdings, LLC or its affiliates beneficially owned approximately 61% of the Company’s common stock as of March 13, 2026 making them the Company’s largest shareholder. In addition, ProFrac Holdings, LLC currently consolidates the Company’s financial results in its financial results and also has the right to elect four out of seven members of the Company’s Board of Directors. Pursuant to this right, Matt Wilks was nominated and elected to serve on our Board at the Company’s 2022 annual meeting of shareholders and Evan Farber was appointed to our Board on October 11, 2022. As a result of the operational and financial relationship with ProFrac Services and its affiliates, as the Company’s largest customer, a Board member and the Company’s majority shareholder, certain conflicts of interest may occur.

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
In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of the Company’s voting stock without the approval of the board of directors. The aforementioned provisions and other similar provisions make it more difficult for a third party to acquire the Company exclusive of negotiation. The Company’s board of directors could choose not to negotiate with an acquirer deemed not beneficial to or synergistic with the Company’s strategic outlook. If an acquirer were discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by these anti-takeover measures, stockholders could lose the opportunity to sell their shares at a favorable price.
ProFrac Holdings, LLC, together with its affiliates, beneficially owned approximately 61% of our common stock as of March 13, 2026 making them our largest shareholder. This level of ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
The Company faces a variety of cybersecurity threats that could impact its business, financial condition, results of operations, cash flows or reputation. The Company has established a Cybersecurity Incident Response Team (the “CIRT”) to develop and continually enhance a cyber incident response plan, which guides the Company in identification, containment, eradication and recovery from cybersecurity incidents. The CIRT is led by the Company’s Director of Information Technology (the “Director of IT”), who reports to the Company’s Chief Financial Officer. The Director of IT has a formal education in Computer Information Systems and is a Microsoft Certified Information Systems Professional with 29 years of experience. The Director of IT has comprehensive experience in cybersecurity controls, including intrusion detection, network security, operating systems, incident response and a track record of identifying cyber risks and implementing countermeasures to mitigate cyber attacks.
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
In the event of an incident, we intend to follow our cyber incident response plan. Any assessment that is deemed an actionable incident would trigger an alert to the CIRT. The CIRT will further assess the incident according to a predefined scale (e.g., low, medium, high and critical) and initiate the Company’s incident response plan and communication protocols. The CIRT, in conjunction with the Risk and Sustainability Committee, will assess the materiality of the incident with respect to the rules, regulations and disclosure requirements of the SEC and NYSE. See “Risk Factors” in Item 1A of this Annual Report. As of December 31, 2025, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

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
Item 3. Legal Proceedings
For a discussion of our legal proceedings, please refer to Note 13, “Commitments and Contingencies” in Part II, Item 8 — “Financial Statements and Supplementary Data” of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the NYSE under the stock ticker symbol “FTK.” As of the close of business on March 4, 2026, there were approximately 35 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. The Company has never declared or paid cash dividends on its common stock. The Company has no current plans to declare dividends on its common stock.
Unregistered Sales of Equity Securities
During the year ended December 31, 2025, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended December 31, 2025, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1, 2025 to October 31, 2025	61,895	$18.75
November 1, 2025 to November 30, 2025	102	$15.53
December 1, 2025 to December 31, 2025	19,277	$16.43
Total	81,274
(1)     The Company purchases shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to the period’s vesting of restricted shares.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The minimum purchase requirements were not met during the 2024 measurement period of January 1, 2024 through December 31, 2024 and, as a result, related party revenues for the year ended December 31, 2024 reflected Contract Shortfall Fees of $32.4 million. The minimum purchase requirements were not met during the 2025 measurement period of January 1, 2025 through December 31, 2025 and, as a result, related party revenues for the year ended December 31, 2025 reflected Contract Shortfall Fees of $27.4 million.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million

(which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset payable under the Purchase Agreement as described in “Part II, Item 8. Financial Statements and Supplementary Data - Note 3” (the “OSP Offset”) and other minor adjustments) of consideration to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”). Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. The Company expects to utilize the Equipment Credit during 2026, however any unused amounts at the end of 2026 would be available for use in 2027 until the full credit is utilized.
Data Analytics
The Company’s Data Analytics (“DA”) segment provides analytical measurement and digital solutions, including measure-and-control services, that deliver near real-time insights for process control across the oil and gas value chain and emerging applications in power and digital valuation. DA solutions help customers optimize performance, improve decision-making, and reduce emissions and carbon intensity, supported in part by recurring service and lease revenues.
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue). Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition of the assets described in “Part II, Item 8. Financial Statements and Supplementary Data - Note 3.” These assets facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
Power Services Contract
On March 3, 2026, the Company announced that it had been awarded its first contract to deliver power services for utilities infrastructure support. Under the agreement, the Company expects to coordinate the installation of up to 50 MW of power generation equipment including the Company’s gas distribution and conditioning assets to support critical federal disaster recovery initiatives. The initial term of the agreement is for six-months, with customer option to extend to four years. The Company expects to begin deploying equipment during the second quarter of 2026.
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For the years ended December 31, 2025 and 2024, the Company incurred $1.8 million and $1.7 million, respectively, of research and development expense. The Company expects that its 2026 research and development investment will continue to support new product development and customization initiatives for its clients.

Consolidated Results of Operations (in thousands)

	Years ended December 31,
	2025	2024
Revenue
Revenue from external customers	$90,436	$71,263
Revenue from related party	146,826	115,762
Total revenues	237,262	187,025
Cost of sales	177,429	147,639
Cost of sales %	74.8%	78.9%
Gross profit	59,833	39,386
Gross profit %	25.2%	21.1%
Selling, general and administrative	28,046	24,709
Selling, general and administrative %	11.8%	13.2%
Asset acquisition expenses	4,362	—
Depreciation	1,836	891
Research and development	1,822	1,714
Gain on disposal of property and equipment	(7)	(124)
Severance expense	530	—
Income from operations	23,244	12,196
Operating margin %	9.8%	6.5%
Other expense
Interest expense and other income, net	(3,589)	(1,049)
Total other expense	(3,589)	(1,049)
Income before income taxes	19,655	11,147
Income tax benefit (expense)	10,873	(649)
Net income	$30,528	$10,498
Net income %	12.9%	5.6%

Consolidated revenue for the year ended December 31, 2025 increased $50.2 million versus the same period of 2024. The increase in revenue during the year ended December 31, 2025 was driven primarily by increases in both external and related party product sales and $16.1 million in PWRtek rental revenue, partially offset by decreased Contract Shortfall Fees.
Consolidated cost of sales for the year ended December 31, 2025 increased $29.8 million, or 20%, versus the same period of 2024. The increase is primarily driven by increased material costs, increased service costs and increased freight costs as a result of increased volume of business.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the year ended December 31, 2025, increased $3.3 million, or 14%, versus the same period of 2024 as a result of increased salaries and wages, increased stock compensation expense and higher contract labor and audit costs, partially offset by reduced legal and consulting fees.
Asset acquisition expenses were $4.4 million for the year ended December 31, 2025 and were related to accounting, legal and other professional fees associated with the Asset Acquisition. There was no corresponding activity for the same period of 2024.
Research and development (“R&D”) costs increased $0.1 million, or 6%, for the year ended December 31, 2025, versus the same period of 2024 driven by higher personnel costs resulting from headcount optimization.
Operating income increased by $11.0 million to $23.2 million for the year ended December 31, 2025 versus the same period in 2024. The increase in 2025 is primarily due to a $20.4 million increase in gross profit resulting from higher product sales and rental revenues, partially offset by $4.4 million in Asset Acquisition expenses, a $3.3 million increase in SG&A expenses and a $0.9 million increase in depreciation expense.
Total other expense for the year ended December 31, 2025 increased $2.5 million, driven primarily by a $2.8 million increase in interest expense primarily the result of interest from the PWRtek Note, partially offset by a $0.3 million decrease in other income. The changes for the 2025 period are driven by the partial release of the Company’s valuation allowance on its deferred tax assets (see “Part II, Item 8. Financial Statements and Supplementary Data - Note 12”).
Total income tax benefit was $10.9 million for the year ended December 31, 2025 compared to income tax expense of $0.6 million for the same period of 2024.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Years ended December 31,
	2025	2024
Revenue from external customers	$79,565	$63,214
Revenue from related party	130,221	114,947
Income from operations	30,385	26,602

CT revenue from external customers for the year ended December 31, 2025, increased $16.4 million, or 26% compared to 2024 due to increased sales with both new and existing customers. Revenue from related party for the year ended December 31, 2025, increased $15.3 million, or 13%, primarily driven by increased product sales under the ProFrac Agreement, partially offset by decreased Contract Shortfall Fees.
Income from operations for the CT segment for the year ended December 31, 2025 increased $3.8 million, compared to 2024. The increase was driven by an increase in gross profit of $5.3 million attributable to higher product volumes, partially offset by an increase in cost of sales.
Data Analytics Results of Operations:

	Years ended December 31,
	2025	2024
Revenue from external customers	$10,871	$8,049
Revenue from related party	16,605	815
Income (loss) from operations	7,882	(939)

DA external customer revenue for the year ended December 31, 2025, increased $2.8 million, or 35%, compared to revenue for 2024. The increase was driven primarily by increased unit sales. Related party revenue increased by $15.8 million compared to 2024 primarily due to $16.1 million of rental income under the Lease Agreement partially offset by decreased revenue relating to services provided to ProFrac Services outside of the ProFrac Agreement.
Income from operations for the DA segment for the year ended December 31, 2025 increased $8.8 million compared to 2024. The increase was driven by an increase in gross profit of $15.2 million primarily attributable to rental revenues under the Lease Agreement and increased product sales, partially offset by a $3.4 million increase in the cost of sales for the year ended year ended December 31, 2025.
Corporate and Other Results of Operations:

	Years ended December 31,
	2025	2024
Loss from operations	$(15,023)	$(13,467)
Loss from operations for the year ended December 31, 2025 increased by $1.6 million, or 12%, compared to the same period of 2024 due to increased severance expenses, increased stock compensation expenses and increased contract labor and audit fees.

Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of materials and equipment and funding of obligations as they become due. During the year ended December 31, 2025, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below) and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, which includes the impact of the transactions described in “Part II, Item 8. Financial Statements and Supplementary Data - Note 3”, the collection or offset utilization of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.
However, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during the current measurement period of January 1, 2025 through December 31, 2025, and as a result, related party revenues for the year ended December 31, 2025 reflect Contract Shortfall Fees of $27.4 million. As described in “- Company Overview” above, on March 12, 2026, the Company and ProFrac entered into the OSP Agreement regarding the settlement of 2025 Contract Shortfall Fees.
As of December 31, 2025, the Company had unrestricted cash and cash equivalents of $5.7 million compared to $4.4 million on December 31, 2024. In addition, at March 4, 2026, the Company had approximately $11.1 million in available borrowings under the ABL. During the year ended December 31, 2025, the Company had $23.2 million of operating income, $7.2 million of cash provided by operating activities, $2.0 million of cash used in investing activities and $3.7 million of cash used in financing activities.
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
As of December 31, 2025 and 2024, the Company had $3.3 million and $4.8 million outstanding under the ABL, respectively. During the years ended December 31, 2025 and 2024, the Company incurred $1.0 million and $0.7 million, respectively, in interest and fees related to the ABL. As of December 31, 2025 and 2024, the Company recorded $0.3 million and $0.3 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. The interest rate under the ABL was 8.75% and 9.5% as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the weighted-average interest rate was 9.3% and 10.8%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
In connection with the Company’s entry into the Purchase Agreement, the Company entered into the Letter Agreement with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets. On October 28, 2025, the lender provided its consent to the assignment of the PWRtek Note and various amendments to the PWRtek Note and related documents.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Years ended December 31,
	2025	2024
Net cash provided by operating activities	$7,204	$3,361
Net cash used in investing activities	(1,977)	(1,816)
Net cash used in financing activities	(3,743)	(3,116)
Effect of changes in exchange rates on cash and cash equivalents	(155)	124
Net change in cash, cash equivalents and restricted cash	$1,329	$(1,447)
Operating Activities
Net cash provided by operating activities was $7.2 million and $3.4 million during the years ended December 31, 2025 and 2024, respectively. Consolidated net income for the years ended December 31, 2025 and 2024 was $30.5 million and $10.5 million, respectively.
During the year ended December 31, 2025, non-cash adjustments to net income totaled $1.5 million as compared to $11.2 million for the same period of 2024.
•For the year ended December 31, 2025, non-cash adjustments included amortization of contract assets of $6.3 million, stock compensation expense of $2.3 million and non-cash lease expense of $1.0 million primarily due to ROU asset amortization for equipment leases. Non-cash adjustments also include a deferred tax benefit of $11.2 million, $1.8 million of depreciation expense, $0.3 million of amortization of loan origination costs, provision for doubtful accounts of $0.6 million and the provision for excess and obsolete inventory of $0.4 million.
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
During the year ended December 31, 2025, changes in working capital used $24.9 million of cash as compared to $18.4 million used for the same period of 2024.
•For the year ended December 31, 2025, changes in working capital resulted primarily from increases in accounts receivable, including related party, of $38.9 million, partially offset by an increase in inventories of $3.1 million. Accrued liabilities increased $11.8 million and operating lease liabilities decreased $1.5 million primarily due to payments on equipment leases.
•For the year ended December 31, 2024, changes in working capital resulted primarily from increases in accounts receivable, including related party, of $21.6 million, and partially offset by an increase in inventories of $0.7 million. Accrued liabilities increased $5.7 million and operating lease liabilities decreased $2.4 million primarily due to payments on equipment leases.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $2.0 million primarily due to capital expenditures related to capital additions. Net cash used in investing activities for the year ended December 31, 2024 was $1.8 million primarily due to capital additions, including new equipment and sensors expected to be utilized in flare monitoring.
Financing Activities
Net cash used in financing activities was $3.7 million for the year ended December 31, 2025, primarily from $1.5 million in net payments on the ABL, $1.6 million in payments for shares withheld for taxes, $0.5 million in payments for note payable issuance costs and $0.7 million in stock warrant issuance costs, partially offset by $0.6 million in proceeds from stock option exercises and $0.2 million in proceeds from the issuance of stock related to the employee stock purchase plan.
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
Contract Assets
The Company’s contract assets represent consideration which was issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 10, “Debt” in Part II, Item 8) and other incremental costs related to obtaining the ProFrac Agreement in 2022. The contract assets are amortized over the term of the ProFrac Agreement based on forecasted revenues. As goods are transferred to ProFrac Services, LLC, the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future. The amount of consideration the Company expects to receive in the future for the transfer of goods under the contract and the direct costs that relate to providing those goods used in the Company’s contract assets recoverability analysis consider both historical and anticipated purchases by ProFrac over the remaining life of the ProFrac Agreement, taking into account the effect of the Contract Shortfall Fee that is payable to the Company if the annual minimum purchase obligation is not met. The Contract Shortfall Fee mitigates the impact of a failure to meet the expected annual minimum purchase obligation by providing the Company consideration to offset the gross profit lost as a result of ProFrac’s purchases not meeting the annual minimum purchase obligation. Due to the Contract Shortfall Fee, if actual purchases under the ProFrac Agreement are less than the annual minimum purchase obligation, there is negligible impact on the amount of gross profit generated by the ProFrac Agreement. As a result, the Company believes there is minimal sensitivity to amounts purchased under the ProFrac Agreement to the ProFrac Agreement’s expected profitability when considering the contract assets recoverability assessment.
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
The Company considered both positive and negative evidence and determined that a full valuation allowance was no longer required for certain deferred tax assets during the year ended December 31, 2025. Positive evidence included our results of operations reaching an adjusted three-year cumulative income position during the year that indicates a trend of profitability; future reversals of existing taxable temporary differences; and an evaluation of currently available information about future years forecasted taxable income, specifically, the forecasted future income based on existing contracts including the ProFrac Agreement and the Lease Agreement. The Company’s adjusted three-year cumulative income position considered the impact of unusual and non-recurring items on historical book income or losses. However, because of the lack of objectively verifiable information in years after the expiration of the ProFrac Agreement and Lease Agreement, it was determined that forecasted future income may not be sufficient to realize all the deferred tax assets. Therefore, a partial release of valuation allowance for both federal and state deferred tax assets was recorded during the year ended December 31, 2025 totaling $15.5 million.
The Company will continue to evaluate both positive and negative evidence that could require changes to the remaining federal and state valuation allowances. In assessing forecasted future income in the years after the expiration of the ProFrac Agreement and Lease Agreement when assessing if it is more likely than not that the deferred tax assets will be realized, the Company will consider the impact of sustained pre-tax income growth derived from non-related party customers; renewals or extensions to current long-term customer contracts; signing of new contracts with customers with positive margins; and macroeconomic and industry specific conditions. Refer to “Item 1A.-Risk Factors” in this Annual Report for more information. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances.
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
At December 31, 2025 and 2024, the reserve for excess and obsolete inventory was $3.9 million and $5.2 million, or 26.9% and 28.2% of inventory, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess and obsolete inventory.
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
Foreign Currency Exchange Risk
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and has limited exposure to foreign currency risk in its international operations. During 2025, approximately 4.8% of revenue was denominated in non-U.S. dollar currencies and substantially all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase.
A 10% devaluation in average foreign currency exchange rates for the U.S. dollar would have resulted in a $1.1 million decrease to our revenues for the year ended December 31, 2025. The Company has not historically used swaps or foreign currency hedges, however, the Company may utilize swaps or foreign currency hedges in the future.
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
Interest Rate Risk
The PWRtek Note is subject to a fixed interest rate and is therefore not exposed to fluctuations in interest rates. The Company is subject to interest rate risk under its ABL, which bears interest at the Wall Street Journal Prime Rate (subject to a floor of

5.50%) plus 2.0% per annum. The interest rate under the ABL was 8.75% and 9.5% as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the weighted-average interest rate was 9.3% and 10.8%, respectively. During the years ended December 31, 2025 and 2024, the Company incurred $1.0 million and $0.7 million in interest and fees related to the ABL, respectively. Based upon ABL borrowings outstanding as of December 31, 2025 of $3.3 million, a 100 basis point change in interest rates would have resulted in an approximate $0.1 million change to our annual interest expense.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Flotek Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flow for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of leased equipment used in lease classification
As discussed in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company entered into a lease agreement with a related party. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the asset transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased asset, (3) whether the lease term is for the major part of the remaining economic life of the leased asset, (4) whether the lease grants the lessee an option to purchase the leased asset that the lessee is reasonably certain to exercise, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
We identified the evaluation of the fair value of the leased equipment used in the Company’s lease classification assessment as a critical audit matter. A high degree of subjective auditor judgment was required due to the subjectivity of significant assumptions used in estimating the fair value of the leased equipment, including forecasted lease revenue over the leased equipment’s economic life and the discount rate. These assumptions involved significant measurement uncertainty, were sensitive to changes in underlying inputs and required assessing management’s process for developing the estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the fair value of the leased equipment, including controls over the determination of the significant assumptions noted above. We evaluated the Company’s forecasted lease revenue by comparing it to the lease agreement and other relevant market indicators. We compared the estimated economic life of the leased equipment to comparable assets and other evidence obtained during the audit. We involved valuation professionals with specialized skills and knowledge, who assisted in developing an independently derived discount rate using publicly available market data for comparable entities and comparing the resulting range to the Company's discount rate.
Realizability of certain deferred tax assets
As discussed in Notes 2 and 12 to the consolidated financial statements, a valuation allowance is established by the Company when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s assessment considers positive and negative evidence, including forecasted taxable income. As of December 31, 2025, the Company recorded a valuation allowance of $43.9 million and released $15.5 million of previously recognized valuation allowance during the year.
We identified the evaluation of the realizability of certain deferred tax assets as a critical audit matter. The matter involved especially challenging auditor judgment due to the significant degree of management judgment involved in forecasting revenue when determining future taxable income and evaluating both positive and negative evidence. The matter also involved significant measurement uncertainty because forecasted revenue depended in part on assumptions related to existing contractual arrangements, including the ProFrac Agreement and the Lease Agreement with ProFrac.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for assessing the realizability of deferred tax assets, including controls over the development of forecasted revenue. We assessed the positive and negative evidence considered by management by reading supporting analyses and comparing key elements to historical trends and externally available information. We evaluated the Company’s revenue-related assumptions by comparing forecasted revenue to historical results and to the terms of the ProFrac Agreement and the Lease Agreement with ProFrac. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the application of relevant tax laws to management’s assessment.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 16, 2026

FLOTEK INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,731	$4,404
Restricted cash	104	102
Accounts receivable, net of allowance for credit losses of $764 and $447 at December 31, 2025 and December 31, 2024, respectively	19,043	17,386
Accounts receivable, related party, net of allowance for credit losses of $0 at December 31, 2025 and December 31, 2024	64,204	52,370
Inventories, net	10,629	13,303
Other current assets	3,445	2,952
Current contract asset	7,621	5,939
Total current assets	110,777	96,456
Long-term contract asset	55,115	63,105
Property and equipment, net	20,344	6,178
Right-of-use assets	3,083	3,326
Deferred tax assets, net	29,152	51
Other long-term assets	1,578	1,680
TOTAL ASSETS	$220,049	$170,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,317	$38,073
Accrued liabilities	7,256	5,912
Income taxes payable	258	48
Interest payable, related party	1,008	—
Current portion of operating lease liabilities	1,251	1,486
Current portion of finance lease liabilities	153	—
Asset-based loan	3,332	4,789
Current portion of long-term debt	—	60
Total current liabilities	61,575	50,368
Deferred revenue, long-term	—	14
Note payable - related party, net of deferred financing costs	39,584	—
Long-term operating lease liabilities	5,608	6,514
Long-term finance lease liabilities	224	—
TOTAL LIABILITIES	106,991	56,896
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 31,320,960 shares issued and 30,130,480 shares outstanding at December 31, 2025; 30,938,073 shares issued and 29,826,508 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	434,964	464,620
Accumulated other comprehensive income	96	251
Accumulated deficit	(285,780)	(316,308)
Treasury stock, at cost; 1,190,480 and 1,111,565 shares at December 31, 2025 and December 31, 2024, respectively	(36,225)	(34,666)
Total stockholders’ equity	113,058	113,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,049	$170,796
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Revenue:
Revenue from external customers	$90,436	$71,263
Revenue from related party	146,826	115,762
Total revenues	237,262	187,025
Cost of sales	177,429	147,639
Gross profit	59,833	39,386
Operating costs and expenses:
Selling, general, and administrative	28,046	24,709
Asset acquisition expenses	4,362	—
Depreciation	1,836	891
Research and development	1,822	1,714
Severance expense	530	—
Gain on sale of property and equipment	(7)	(124)
Total operating costs and expenses	36,589	27,190
Income from operations	23,244	12,196
Other income (expense):
Interest expense	(3,937)	(1,095)
Other income, net	348	46
Total other expense	(3,589)	(1,049)
Income before income taxes	19,655	11,147
Income tax benefit (expense)	10,873	(649)
Net income	$30,528	$10,498

Income per common share:
Basic	$0.90	$0.36
Diluted	$0.84	$0.34

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	33,903	29,534
Weighted average common shares used in computing diluted income per common share	36,156	30,889

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2025	2024
Net income	$30,528	$10,498
Other comprehensive income:
Foreign currency translation adjustment	(155)	124
Comprehensive income	$30,373	$10,622

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$30,528	$10,498
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	(127)	71
Amortization of contract assets	6,308	5,612
Depreciation	1,836	891
Amortization of deferred financing costs	345	314
Provision for credit losses, net of recoveries	603	181
Provision for excess and obsolete inventory	442	645
Gain on sale of property and equipment	(7)	(124)
Non-cash lease expense	1,025	2,094
Stock compensation expense	2,300	1,366
Deferred income tax (benefit) expense	(11,185)	249
Changes in current assets and liabilities:
Accounts receivable	(2,260)	(3,880)
Accounts receivable, related party	(36,634)	(17,801)
Inventories	3,066	(1,110)
Income tax receivable	(32)	8
Other assets	(473)	561
Accounts payable	10,244	6,368
Accrued liabilities	1,457	(70)
Operating lease liabilities	(1,450)	(2,515)
Income taxes payable	210	3
Interest payable, related party	1,008	—
Net cash provided by operating activities	7,204	3,361
Cash flows from investing activities:
Capital expenditures	(1,984)	(1,940)
Proceeds from sale of assets	7	124
Net cash used in investing activities	(1,977)	(1,816)
Cash flows from financing activities:
Payments on long term debt	(60)	(179)
Proceeds from asset-based loan	186,950	166,950
Payments on asset-based loan	(188,407)	(169,653)
Payments of asset-based loan origination costs	(169)	(164)
Payment of note payable issuance costs	(480)	—
Payment of stock warrant issuance costs	(653)	—
Payments to tax authorities for shares withheld from employees	(1,559)	(162)
Proceeds from issuance of stock under Employee Stock Purchase Plan	155	114
Proceeds from stock option exercises	576	—
Payments for finance leases	(96)	(22)
Net cash used in financing activities	(3,743)	(3,116)
Effect of changes in exchange rates on cash and cash equivalents	(155)	124
Net change in cash and cash equivalents and restricted cash	1,329	(1,447)
Cash and cash equivalents at the beginning of the period	4,404	5,851
Restricted cash at the beginning of the period	102	102
Cash and cash equivalents and restricted cash at the beginning of the period	4,506	5,953
Cash and cash equivalents at the end of the period	5,731	4,404
Restricted cash at the end of the period	104	102
Cash and cash equivalents and restricted cash at the end of the period	$5,835	$4,506
The accompanying Notes are an integral part of these Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Year Ended December 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	30,528	30,528
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	(155)
Stock option exercises	136	—	—	—	576	—	—	576
Stock issued under employee stock purchase plan	—	—	(16)	—	155	—	—	155
Restricted stock granted	26	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock units vested	221	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,300	—	—	2,300
Shares withheld to cover taxes	—	—	91	(1,559)	—	—	—	(1,559)
Excess consideration over historical asset book value (Note 3)	—	—	—	—	(92,608)	—	—	(92,608)
Issuance of April 2025 Warrant, net (Note 3)	—	—	—	—	42,007	—	—	42,007
Deferred tax asset on PWRtek assets, net (Note 12)	—	—	—	—	17,914	—	—	17,914
Balance, December 31, 2025	31,321	$3	1,190	$(36,225)	$434,964	$96	$(285,780)	$113,058

Year Ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2023	30,773	$3	1,109	$(34,504)	$463,140	$127	$(326,806)	$101,960
Net income	—	—	—	—	—	—	10,498	10,498
Foreign currency translation adjustment	—	—	—	—	—	124	—	124
Stock issued under employee stock purchase plan	—	—	(31)	—	114	—	—	114
Restricted stock granted	94	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	11	—	—	—	—	—
Restricted stock vested	71	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,366	—	—	1,366
Shares withheld to cover taxes	—	—	23	(162)	—	—	—	(162)
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900

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
The Company’s Chemistry Technologies (“CT”) segment designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that we believe help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits. The Company’s proprietary chemistries, specialty chemistries, logistics and technology services seek to enable our customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.
The Company’s Data Analytics (“DA”) segment delivers real-time measurement information and insights to its customers designed to enable optimization of operations and reduction of emissions and their carbon intensity. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 5-15 seconds. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition of the assets described in Note 3, “Asset Acquisition.” These assets facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue) both of which are founded on the usage of the segment’s proprietary real-time measurement technologies. Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services.
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
Restricted Cash
The Company’s restricted cash was $0.1 million and $0.1 million as of December 31, 2025 and 2024, respectively. The Company’s restricted cash as of December 31, 2025 and 2024 consisted of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.

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
Changes in the allowance for credit losses are as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance, beginning of year	$447	$745
Charges to provision for credit losses, net of recoveries	603	181
Write-offs	(286)	(479)
Balance, end of year	$764	$447
As of December 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (see Note 19, “Related Party Transactions”). The 2025 Contract Shortfall Fee offset (see Note 3, “Asset Acquisition”) in the amount of $7.2 million is presented net of the gross related party accounts receivable from ProFrac on the consolidated balance sheet as of December 31, 2025.
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes and other incremental costs related to obtaining the ProFrac Agreement (see Note 18, “Related Party Transactions”) during the year ended December 31, 2022. The contract assets are amortized over the term of the ProFrac Agreement (originally 10 years) based on forecasted revenues as goods are transferred to ProFrac Services, LLC and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations.
The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreement less the direct costs that relate to providing those goods in the future. Based on our tests of recoverability, we did not identify an impairment of the contract assets during the years ended December 31, 2025 and 2024.
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
The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including operating lease right-of-use assets (“ROU”), is calculated using the straight-line method over the shorter of the lease term or the asset’s estimated useful life as follows:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and leasehold improvements	2-30 years
Machinery and equipment	7-10 years
Leased equipment	10 years
Furniture and fixtures	3 years
Land improvements	20 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years
Property and equipment, including ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable, the Company first compares the carrying amount of an asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset, the Company will determine the fair value of the asset or asset group. The amount of impairment loss recognized is the excess of the asset or asset group’s carrying amount over its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments of property and equipment, including ROU assets, during the years ended December 31, 2025 and 2024.
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
Lessor Arrangements
On April 28, 2025, the Company entered into the Lease Agreement (as defined below), with a related party customer under an operating lease arrangement (see Note 3, “Asset Acquisition”). At contract inception, an evaluation was performed to determine if the lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control were conveyed, a further assessment is made as to the applicable lease classification. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the asset transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased asset, (3) whether the lease term is for the major part of the remaining economic life of the leased asset, (4) whether the lease grants the lessee an option to

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase the leased asset that the lessee is reasonably certain to exercise, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. Based on the Company’s assessment, the Lease Agreement was classified as an operating lease.
For the years ended December 31, 2025 and 2024, the Company did not have any sales-type leases. For operating leases, rental income is recognized on a straight-line basis over the lease term as lease revenue. The cost of Leased Equipment (as defined below) is recorded within Property and equipment, net in the balance sheet and depreciated over the Leased Equipment’s estimated useful life. Depreciation expense associated with the Leased Equipment under the Lease Agreement is reflected in Depreciation in the statements of operations.
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
Products and services are sold with fixed or determinable prices. Variable consideration is estimated for the Contract Shortfall Fees from the ProFrac Agreement (see Note 18, “Related Party Transactions”) using the most likely amount and the Company includes an estimated amount of variable consideration in the transaction price only if it is probable that a subsequent change in the estimate of the amount of variable consideration would not result in a significant revenue reversal. A significant revenue reversal would occur if a subsequent change in the estimate of the variable consideration would result in a significant downward adjustment to the amount of cumulative revenue recognized from that contract when the change in estimate occurs. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly, and discounts offered to customers for prompt payment. The Company does not act as an agent in any of its revenue arrangements.
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
The DA segment recognizes revenue for sales of equipment at the time of sale based on when control transfers to the customer based on agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company provides subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the consolidated balance sheets. Subscription-type arrangements were not a material revenue stream in the years ended December 31, 2025 and 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. During the year ended December 31, 2025, the Company determined that a full valuation allowance was no longer required for certain deferred tax assets and a partial valuation allowance release was recognized (see Note 12, “Income Taxes”).
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
Stock-based compensation expense, related to stock options, restricted stock awards and restricted stock units, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.
Stock Warrants
The Company evaluated the Pre-Funded Warrants issued in June 2022 (the “Pre-Funded Warrants”) (see Note 14, “Stockholders’ Equity”) in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) and determined that the warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the Pre-Funded Warrants within additional paid in capital in the consolidated balance sheets. In connection with the asset acquisition, consideration included a warrant to purchase 6,000,000 shares of the Company’s common stock (the “April 2025 Warrant”). The April 2025 Warrant was evaluated in accordance with ASC 815-40 and the Company determined that the April 2025 Warrant met the criteria to be classified within stockholders’ equity, net of issuance costs. See Note 3, “Asset Acquisition” for additional information about the April 2025 Warrant. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include estimated variable consideration included in contract transaction price; the useful lives of property and equipment; fair-value of the Leased Equipment; long lived asset impairment assessments; stock-based compensation expense; valuation allowances for accounts receivable, inventories, and deferred tax assets; recoverability and timing of the realization of contract assets.
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
New Accounting Standards Issued and Adopted as of December 31, 2025
Income Tax Disclosure Improvements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company for all annual periods beginning for the annual period ending December 31, 2025. The Company adopted ASU 2023-09 retrospectively and the adoption resulted in expanded tax disclosures in the annual financial statements for the years ended December 31, 2025 and 2024.
New Accounting Standards Issued and Not Adopted as of December 31, 2025
Expense Disaggregation Disclosures
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
Internal-Use Software Costs
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the previously required stage-based model for capitalization of internal-use software costs and now requires capitalization to begin when (i) management authorizes and commits to funding the project, and (ii) it is probable the project will be completed and used as intended. The ASU also clarifies that all capitalized internal-use software, including implementation costs in hosting

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
arrangements, are subject to the disclosure requirements of ASC 360-10. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption.
Note 3 — Asset Acquisition
The Company entered into a series of transactions in connection with an Asset Purchase Agreement, dated as of April 28, 2025 (the “Purchase Agreement”), with ProFrac GDM, LLC (“ProFrac GDM”), an indirect subsidiary of ProFrac Holding Corp. (“ProFrac”), and various subsidiaries of ProFrac, pursuant to which, among other things, the Company acquired certain mobile power generation assets, comprised of twenty-two operating units and eight units under construction, certain inventory and related intellectual property (the “Acquired Assets”). Concurrently, the Leased Equipment (as defined below) was leased back to ProFrac GDM pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025 (the “Lease Agreement”), by and between PWRtek, LLC (“PWRtek”), a wholly-owned subsidiary of the Company, and ProFrac GDM (collectively, the “PWRtek Transactions”). In accordance with FASB ASC 805, “Business Combinations,” the acquisition of the Acquired Assets is classified as an asset acquisition between entities under common control.
Pursuant to the terms of the Lease Agreement, ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit, that were under construction (collectively, the “Leased Equipment”) as of April 28, 2025. The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. The Company began recognizing lease revenue associated with the twenty-two operating mobile power generation assets on April 28, 2025, the effective date of the Lease Agreement. With respect to the Leased Equipment under construction, the Company began recognizing lease revenue on the respective dates each of the eight units were placed in-service. As of December 31, 2025, the eight units under construction as of April 28, 2025 had been completed and placed in-service.
Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million, which consisted of the following: (1) an offset of $17.6 million against the Company’s accrued 2024 Contract Shortfall Fee (see Note 18, “Related Party Transactions”), which was the consideration for the acquisition of the Acquired Assets, (2) a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock, (3) a secured promissory note, issued by PWRtek in the initial principal amount of $40.0 million (the “PWRtek Note”), and (4) a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) amount due under the ProFrac Agreement (see Note 18, “Related Party Transactions”). The estimated fair value of the Leased Equipment was deemed to be in excess of the total consideration of $107.5 million.
The April 2025 Warrant has a seven-year term and can be exercised on a cashless basis for nominal consideration at any time following the date on which the Company’s stockholders have approved the issuance of the shares of the Company’s common stock underlying the April 2025 Warrant. On July 9, 2025, the Company held a special stockholders’ meeting where the Company’s stockholders approved the issuance of the 6,000,000 shares of the Company’s common stock underlying the April 2025 Warrant. The fair value of the April 2025 Warrant was $42.7 million. The Company recorded the fair value of the April 2025 Warrant as additional paid in capital within stockholders’ equity, net of $0.7 million of issuance costs, as the April 2025 Warrant is classified as equity. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
The PWRtek Note provided for a five-year term and is subject to a 10% annual interest rate, payable quarterly in cash or in-kind (i.e., added to the principal balance quarterly) at PWRtek’s option. The principal becomes due at the end of the five-year term on April 28, 2030. PWRtek’s obligations under the PWRtek Note are secured by a first priority lien on the Acquired Assets, including the Leased Equipment, as well as certain other after-acquired property of PWRtek. The obligations under the PWRtek Note have been guaranteed by the Company. The Company recorded $0.5 million as deferred financing costs on April 28, 2025.
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
The Company recorded $4.4 million in asset acquisition expenses for the PWRtek Transactions. These costs are recorded in the consolidated statement of operations and primarily comprised of professional services including legal, accounting, and other professional or consulting fees.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to ProFrac controlling more than 50% of the Company’s outstanding shares (see Note 18, “Related Party Transaction”), the acquisition of the Acquired Assets qualified as a transfer of assets between entities under common control. As such, the Acquired Assets were recorded at ProFrac’s historical book value of approximately $14.9 million. The total consideration paid by the Company in connection with the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets of $92.6 million was recorded as a reduction to additional paid in capital for the PWRtek Transactions within stockholders’ equity during the year ended December 31, 2025. Financial results from the Lease Agreement and operation of the Acquired Assets are reported within the Company’s DA segment. See Note 8, “Leases” for additional information.
The following table summarizes the consideration transferred and the historical book value of identified Acquired Assets at the date of the PWRtek Transactions (in thousands):

Components of consideration:
April 2025 Warrant exercisable into 6,000,000 shares	$42,660
PWRtek Note	40,000
2024 Contract Shortfall Fee offset	17,552
2025 Contract Shortfall Fee offset	7,248
Total consideration	$107,460

Asset historical book value:
Leased equipment	$14,252
Inventory	600
Total assets book value	$14,852

Excess consideration over assets historical book value	$92,608
Note 4 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales, service revenue or rental income. Product, service and rental revenues include sales to related parties as described in Note 18, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Years ended December 31,
	2025	2024
Revenue:
Products	$213,487	$180,470
Services	7,636	6,555
Rental	16,139	—
	$237,262	$187,025
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Years ended December 31,
	2025	2024
Cost of sales:
Tangible goods sold	$155,966	$128,816
Services	1,115	547
Other	20,348	18,276
	$177,429	$147,639

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the year ended December 31, 2025 includes $1.6 million, related to the Lease Agreement. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Years ended December 31,
	2025	2024
Cost of sales:
Cost of sales for external customers	$75,739	$67,205
Cost of sales for related party	101,690	80,434
	$177,429	$147,639

Note 5 — Contract Assets
Contract assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Contract assets	$83,060	$83,060
Less accumulated amortization	(20,324)	(14,016)
Contract assets, net	62,736	69,044
Less current contract assets	(7,621)	(5,939)
Contract assets, long term	$55,115	$63,105
In connection with entering into the Initial ProFrac Agreement (defined below) and First Amendment to the ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 18, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of December 31, 2025 and 2024, $55.1 million and $63.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the years ended December 31, 2025 and 2024, the Company recognized $6.3 million and $5.6 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. The table below reflects our estimated amortization per year (in thousands) based on the Company’s forecasted revenues from the ProFrac Agreement as of December 31, 2025.

Years ending December 31,	Amortization
2026	$7,621
2027	9,611
2028	10,711
2029	10,711
Thereafter through May 2032	24,082
Total contract assets	$62,736

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Inventories
Inventories are as follows (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$4,821	$4,945
Finished goods	9,711	13,581
Inventories	14,532	18,526
Less reserve for excess and obsolete inventory	(3,903)	(5,223)
Inventories, net	$10,629	$13,303
During the years ended December 31, 2025 and 2024, additional reserves recorded were $0.4 million and $0.6 million, respectively, for the CT segment and $82 thousand and $13 thousand, respectively, for the DA segment.
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31, 2025	December 31, 2024
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,594	5,722
Machinery and equipment	8,804	8,524
Leased equipment	14,252	—
Furniture and fixtures	570	520
Transportation equipment	867	790
Computer equipment and software	1,934	1,531
Property and equipment	34,427	18,493
Less accumulated depreciation	(14,083)	(12,315)
Property and equipment, net	$20,344	$6,178
Depreciation expense totaled $1.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.
Note 8 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Years ended December 31,
	2025	2024
Operating lease expense	$1,518	$2,703
Finance lease expense:
Amortization of assets	108	15
Interest on lease liabilities	27	1
Total finance lease expense	135	16
Short-term lease expense	2,048	1,383
Total lease expense	$3,701	$4,102

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,337	$5,399
Operating cash flows from finance leases	134	30
Financing cash flows from finance leases	27	1

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2026	$1,810	$180
2027	1,863	180
2028	1,729	57
2029	1,641	—
Thereafter	1,407	—
Total lease payments	$8,450	$417
Less: Interest	(1,591)	(40)
Present value of lease liabilities	$6,859	$377
Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$2,718	$3,326

Current portion of operating lease liabilities	1,251	1,486
Long-term operating lease liabilities	5,608	6,514
Total operating lease liabilities	$6,859	$8,000

Finance Leases
Finance lease right-of-use assets	$365	$—

Current portion of finance lease liabilities	$153	$—
Long-term finance lease liabilities	224	—
Total finance lease liabilities	$377	$—

Weighted Average Remaining Lease Term
Operating leases	4.6 years	5.4 years
Finance leases	2.4 years	—

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	—%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 3, “Asset Acquisition”) of $16.1 million during the year ended December 31, 2025. At December 31, 2025, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2026	27,375
2027	27,375
2028	27,375
2029	27,375
Thereafter (1)	9,125
Total rental income (through April 2030)	$118,625
(1)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2026	$767
2027	767
2028	767
2029	767
Thereafter	639
Total rental income	$3,707
Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Severance costs	$750	$380
Payroll and benefits	4,006	2,901
Legal costs	85	99
Deferred revenue	716	808
Financed insurance	1,431	1,074
Other	268	650
Total current accrued liabilities	$7,256	$5,912

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
As of December 31, 2025 and 2024, the Company had $3.3 million and $4.8 million, respectively, outstanding under the ABL. As of December 31, 2025, the Company had approximately $8.0 million of available borrowings under the ABL. During the years ended December 31, 2025 and 2024, the Company incurred $1.0 million and $0.7 million, respectively, in interest and fees related to the ABL. As of December 31, 2025 and 2024, the Company recorded $0.2 million and $0.3 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the years ended December 31, 2025 and 2024, the weighted-average interest rate was 9.3% and 10.8%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.5% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. In connection with the Company’s entry into the Purchase Agreement (see Note 3, “Asset Acquisition”), the Company entered into the Letter Agreement in April 2025 with the lender whereby the lender will not test compliance with respect to the Tangible Net Worth (as defined in the ABL) covenant through and including December 31, 2025. Pursuant to the Letter Agreement, the Company will be required to maintain positive trailing three-month consolidated net income on a monthly basis through and including December 31, 2025. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the PWRtek Assets. The Company was in compliance with all of the applicable covenants under the ABL as of December 31, 2025.
Related Party Note Payable
As of December 31, 2025, amounts outstanding under the PWRtek Note (see Note 3, “Asset Acquisition”) are as follows (in thousands):

December 31, 2025
PWRtek Note payable	$40,000
Less: unamortized debt issuance cost	(416)
Total PWRtek Note payable	$39,584
As of December 31, 2025, the fair value of the PWRtek Note approximated the carrying amount.
Principal payment for future years is as follows (in thousands):

Years ending December 31,	Principal Payments
2026	$—
2027	—
2028	—
2029	—
Thereafter	40,000
Total payments	$40,000

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2025, interest expense related to the PWRtek Note was $2.7 million. As of December 31, 2025, interest payable related to the PWRtek Note was $1.0 million and included in interest payable, related party in the consolidated balance sheets.
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, in connection with the assignment of the PWRtek Note to PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (the “Note Assignment”). In connection with the Note Assignment, (1) the Company and ProFrac GDM entered into that certain Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025 (the “Assignment Consent”), (2) ProFrac and ProFrac GDM entered into that certain Guaranty, dated as of November 7, 2025 (the “ProFrac Parent Guaranty”), and (3) the Company and ProFrac GDM entered into that certain Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025 (the “Lease Amendment,” and together with the Assignment Consent and the ProFrac Parent Guaranty, the “Transaction Documents”).
Pursuant to the Transaction Documents, in consideration for the Company’s consent to the Note Assignment, the parties involved agreed to various amendments which include, among other things, (a) the provision of a guaranty by ProFrac of all of ProFrac GDM’s obligations under the Lease Agreement, (b) the elimination of all make-whole amounts and prepayment premiums applicable to the PWRtek Note, providing the Company with the unrestricted ability to prepay the PWRtek Note without premiums or penalties, (c) the removal of a “Material Adverse Effect” event of default under the PWRtek Note relating to the Company, and (d) the removal of restrictions included in the PWRtek Note on PWRtek’s ability to make distributions (as well as the corresponding removal of restrictions included in the Lease Agreement on ProFrac GDM’s ability to make distributions). In addition, in order to facilitate the Note Assignment, the parties further agreed to the removal of the mutual rights to offset Contract Shortfall Fees that are payable under the ProFrac Agreement and the Company’s right to offset amounts due pursuant to the Lease Agreement against the principal of the PWRtek Note. As a result, the full principal amount of the PWRtek Note will be payable in cash by the Company, rather than via offset against amounts payable pursuant to the Company’s other agreements with ProFrac and its affiliates.
In addition, on October 28, 2025, the Company’s lender under the ABL provided the ABL Consent to the Assignment (see “Note 3 - Asset Acquisition”).
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

				December 31,
	Level 1	Level 2	Level 3	2024
Contingent earnout consideration	$—	$—	$127	$127
Total	$—	$—	$127	$127
Contingent Earnout Consideration Key Inputs
In connection with the acquisition of one of the Company’s wholly owned subsidiaries, JP3 Measurement, LLC, the Company entered into a stock performance earn-out provision with the sellers. The estimated fair value of the remaining stock performance earn-out provision, with respect to this transaction, is included in accrued liabilities as of December 31, 2024. The estimated fair value of the earn-out provision at the end of the period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility. The earnout provision expired on May 18, 2025 and no payment was required to be made by the Company to the sellers.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease ROU assets, are measured at fair value on a non-recurring basis and are subject to adjustment to their fair value in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in balances of liabilities for the years ended December 31, 2025 and 2024 classified as Level 3 (in thousands):

	Years ended December 31,
	2025	2024
Balance - beginning of period	$127	$56
Expiration of contingent earnout consideration	(127)	—
Change in fair value of contingent earnout consideration	—	71
Balance - end of period	$—	$127
Note 12 — Income Taxes
Components of the income tax expense are as follows (in thousands):

	Years ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	209	400
Foreign	103	—
Total current expense	312	400
Deferred:
Federal	(10,945)	—
State	(240)	249
Foreign	—	—
Total deferred (benefit) expense	(11,185)	249
Income tax (benefit) expense	$(10,873)	$649

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current state income tax expense during the year ended December 31, 2024 related to the resolution of certain state tax audits for the years ended December 31, 2016 and 2017.
The components of income before income taxes are as follows (in thousands):

	Years ended December 31,
	2025	2024
United States	$18,841	$11,000
Foreign	814	147
Income before income taxes	$19,655	$11,147
The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% respectively, to income before income tax for the reasons set forth below (in thousands, except percentages):

	Years ended December 31,
	2025		2024
Income before income taxes	$19,655		$11,147
U.S. federal statutory tax rate	$4,128	21.0%	$2,341	21.0%
State and Local income taxes, net of federal benefit (1)	(25)	(0.1)%	513	4.6%
Foreign tax effects (2)	(69)	(0.4)%	(51)	(0.5)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-Border Tax Laws	98	0.5%	60	0.5%
Changes in Valuation Allowances	(14,826)	(75.4)%	(2,381)	(21.4)%
Nontaxable or nondeductible items
Reduction in tax benefit related to stock-based awards	(890)	(4.5)%	(26)	(0.2)%
Executive compensation limit	562	2.9%	15	0.1%
Other (other perms, PY true-up, misc)	149	0.7%	178	1.7%
Income tax (benefit) expense and effective rate	$(10,873)	(55.3)%	$649	5.8%
(1)State taxes in Texas and Louisiana made up the majority of the tax effect in this category.
(2)Foreign tax effects in the United Arab Emirates made up the majority of the tax effect in this category.
The Company paid the following amounts for income taxes, net of refunds received, as follows (in thousands):

	Years ended December 31,
	2025	2024
Federal	$—	$—
State
Texas	97	398
Oklahoma	17	—
Pennsylvania	10	—
Foreign
United Arab Emirates	11	—
Total income taxes paid	$135	$398

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The component of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$43,248	$43,818
Intangible assets	2,814	3,252
Tax credit carryforwards	3,827	3,861
Goodwill	3,767	4,008
Property and equipment	21,275	3,096
Lease liability	1,746	2,008
Inventory valuation reserves	803	1,102
Allowance for doubtful accounts	1,226	1,164
Accrued liabilities	336	279
Accrued compensation	813	599
Equity compensation	281	148
Total gross deferred tax assets	80,136	63,335
Valuation allowance	(43,933)	(56,333)
Total deferred tax assets, net	36,203	7,002

Deferred tax liabilities:
ROU asset	(748)	(818)
Contract asset	(5,767)	(5,753)
Prepaid insurance and other	(536)	(380)
Total gross deferred tax liabilities	(7,051)	(6,951)
Net deferred tax assets	$29,152	$51
As of December 31, 2025, the Company had U.S. net operating loss carryforwards (“NOLs”) of $184.6 million, including $38.2 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.4 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $77.2 million in certain state NOL carryforwards and $3.8 million in tax credit carryforwards.
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
The Company does not have documented plans to reinvest the unremitted earnings of its non-U.S. subsidiaries. As of December 31, 2025 and 2024, the Company had approximately $6.6 million and $6.4 million, respectively, in unremitted earnings from its foreign jurisdictions. As a result of the 2017 Tax Act these earnings have been previously taxed in the U.S. although they have not been repatriated. However, certain withholding taxes may need to be paid upon repatriation depending on the US treaty with the applicable country. Because all of the Company’s foreign earnings have been previously taxed, the requirement to record a deferred tax liability on such unremitted earnings is not applicable.
The Company has performed an analysis of its tax positions for the years ended December 31, 2025 and 2024, concluding all tax positions taken were highly certain. As of December 31, 2025, the Company is not under examination in any federal/national jurisdictions. The tax returns for the years ended 2022 through 2024 remain subject to examination in the US, and the tax returns for the years ended December 31, 2021 through 2024 remain subject to examination in various state jurisdictions.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future, and the Company recognized those changes in tax laws in the year ended December 31, 2025.
Valuation Allowance
The Company considered both positive and negative evidence and determined that a full valuation allowance was no longer required for certain deferred tax assets. Positive evidence included our results of operations reaching an adjusted three-year cumulative income position during the year, that indicates a trend of profitability; future reversals of existing taxable temporary differences; and an evaluation of currently available information about future years forecasted taxable income, specifically, the forecasted future income based on existing contracts including the ProFrac Agreement (discussed below in Note 18, “Related Party Transactions”) and the Lease Agreement with ProFrac (see Note 3, “Asset Acquisition”). The Company’s assessment of profitability considered the impact of unusual and non-recurring items on historical book income or losses. However, because of the lack of objectively verifiable information in years after the expiration of the ProFrac Agreement and Lease Agreement, it was determined that forecasted future income may not be sufficient to realize all the deferred tax assets. Therefore, a partial release of valuation allowance for U.S. federal and state deferred tax assets for the year ended December 31, 2025, was recorded totaling $15.5 million ($14.8 million federal and $0.7 million state).
As discussed in Note 3, “Asset Acquisition”, the PWRtek asset acquisition was treated as a purchase of assets under common control resulting in a $92.6 million reduction to additional paid in capital. The $92.6 million of additional consideration results in an originating book tax difference. Accordingly, a deferred tax asset of $20.9 million ($19.4 million federal and $1.5 million state) less an increase in the valuation allowance for the amount estimated to be unrealized of $3.0 million ($2.8 million federal and $0.2 million state) was recorded to additional paid in capital as a net $17.9 million increase.
We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. The U.S. federal and state valuation allowances currently estimated to be necessary at December 31, 2025 are $43.9 million. The timing and amount of future valuation allowance reductions are subject to future levels of profitability being achieved.
Note 13 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of December 31, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2025 and 2024, the Company withheld approximately 91 thousand shares and 23 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the years ended December 31, 2025 and 2024, forfeited stock awards returned to treasury stock were approximately 3 thousand shares and 11 thousand shares, respectively.
Note 15 — Stock-Based Compensation and Other Benefit Plans
Stock-Based Incentive Plans
In May 2025, Company stockholders approved an amendment to the Flotek Industries, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”) to increase the number of shares of Company common stock eligible for issuance under the 2018 Plan. The 2018 Plan permits the Company to grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. In addition, the Company has two other long-term incentive plans, which were created in 2020 and 2019 (the “2020 Plan” and “2019 Plan,” respectively).
The maximum number of shares that may be issued under the 2020 Plan, the 2019 Plan and 2018 Plan are 0.5 million, 0.2 million, and 3.3 million, respectively. At December 31, 2025 and 2024, the Company had 1.2 million and 0.6 million shares remaining, respectively, to be granted under the 2020 Plan, 2019 Plan and 2018 Plan in the aggregate.
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During the years ended December 31, 2025 and 2024, there were no grants of market-based or performance-based stock options. The market-based and performance-based options are restricted until criteria defined in the stock option agreements are met.
Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest. During the year ended December 31, 2025, 123 thousand stock options vested compared to 24 thousand for the year ended December 31, 2024. The total fair value of the stock options that vested was $0.3 million for the year ended December 31, 2025.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity for the years ended December 31, 2025 and 2024, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding as of December 31, 2023	296,563
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	(29,367)	$6.58	$4.49
Expired	(47,918)	$5.46	$5.47
Outstanding as of December 31, 2024	219,278
Granted	—	$—	$—
Exercised	(135,787)	$4.24	$2.94
Forfeited	—	$—	$—
Expired	(10,000)	$4.32	$0.60
Outstanding as of December 31, 2025	73,491

Vested or expected to vest at December 31, 2025	53,824
The below table shows the aggregate intrinsic value and weighted average remaining contractual term of share options outstanding, currently exercisable and vested or expected to vest.

	Share Options Outstanding	Share Options Currently Exercisable	Share Options Vested or Expected to Vest
Number	73,491	11,507	53,824
Weighted-average exercise price	$3.65	$3.28	$3.63
Aggregate intrinsic value ($000’s)	$998	$161	$732
Weighted-average remaining contractual term in years	7.52	7.93	7.54
At December 31, 2025 and 2024, the unrecognized compensation cost related to stock options was $0.1 million and $0.4 million, respectively.
There were no options granted during the years ended December 31, 2025 and 2024.
Restricted Stock
The Company grants employees and directors either time-vesting or performance-based restricted shares of common stock (“RSAs”) in accordance with terms specified in the applicable RSA Agreements. During the years ended December 31, 2025 and 2024, all of the RSAs granted were time-vested. Grantees of RSAs retain voting rights for the granted restricted shares.
•Time-vesting RSAs vest after a stipulated period has elapsed after the date of grant, generally three years. Certain time-vested RSAs have also been issued with a portion of the shares granted vesting immediately.
•Performance-based RSAs are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSA activity for the years ended December 31, 2025 and 2024, are as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested RSAs at December 31, 2023	249,013	$5.97
Granted	93,760	$4.43
Vested	(182,319)	$5.47
Forfeited	(11,528)	$7.77
Non-vested RSAs at December 31, 2024	148,926	$5.46
Granted	25,576	$15.64
Vested	(124,851)	$5.41
Forfeited	(3,379)	$2.96
Non-vested RSAs at December 31, 2025	46,272	$11.41
The total fair value of RSAs that vested during the years ended December 31, 2025 and 2024 was $1.6 million and $0.9 million, respectively. The grant-date fair value is the market price of the RSAs on the date of grant.
At December 31, 2025 and 2024, unrecognized compensation expense related to non-vested RSAs was $0.3 million and $0.4 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1 year.
Restricted Stock Units
The Company grants either time-vesting or performance-based restricted share units (“RSUs”) in accordance with terms specified in the applicable RSU Agreements. Grantees of RSUs do not have voting rights for the granted RSUs until such time as the applicable RSUs vests and shares of common stock are issued.
•Time-vesting RSUs vest after a stipulated period has elapsed after the date of grant, generally three years.
•Performance-based RSUs are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.
RSU activity for the years ended December 31, 2025 and 2024, was as follows:

Restricted Stock Units	Units	Weighted- Average Fair Value at Date of Grant
Non-vested RSUs at December 31, 2023	212,567	$3.44
Granted	459,054	$4.81
Vested	(71,476)	$3.75
Forfeited	(48,098)	$3.28
Non-vested RSUs at December 31, 2024	552,047	$4.55
Granted	306,765	$14.70
Vested	(221,074)	$4.28
Forfeited	(35,181)	$5.88
Non-vested RSUs at December 31, 2025	602,557	$9.74
The total fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $4.0 million and $0.5 million, respectively. The grant-date fair value is the market price of the shares on the date of grant.
The time-vesting RSUs granted in 2025 will vest in three equal annual installments starting on the first anniversary of the date of grant. Of the 118,550 performance-based RSUs granted in 2025, 45,107 will vest upon achievement of a market-based criteria and 69,397 will vest upon achievement of a non-market-based criteria. The following table sets forth significant assumptions used in the Monte Carlo model to determine the grant date fair value of the performance-based RSUs with a market-based vesting criteria awarded in 2025.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 19, 2025 Awards
Risk-free interest rate	3.58%
Expected volatility of common stock	72.50%
Expected life of RSU in years	2.11
Dividend yield	—%
The RSUs granted in 2024 included 147,050 performance-based RSUs, half of which vested upon achievement of a market-based criteria and half of which will vest upon achievement of a non-market-based criteria. Following the achievement of the market-based criteria and forfeiture activity, there are 67,525 performance-based RSUs remaining which will vest upon achievement of a non-market-based criteria. The performance-based RSUs with a market-based vesting criteria were valued using a Monte Carlo valuation model to determine the fair value of the awards as of the date of the grant.

October 30, 2024 Awards
Risk-free interest rate	4.20%
Expected volatility of common stock	53.10%
Expected life of RSU in years	1.2
Dividend yield	—%
At December 31, 2025 and 2024, unrecognized compensation expense related to RSUs was $5.1 million and $2.3 million, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Non-vested RSUs at December 31, 2025 consist of both time-vesting and performance-based awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders in 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation. In addition, for each calendar year, an employee may not be granted purchase rights valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense and was $27 thousand and $20 thousand for the years ended December 31, 2025 and 2024, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively. The employee payment associated with participation in the plan occurs through payroll deductions.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company’s ESPP was $2.3 million and $1.4 million during the years ended December 31, 2025 and 2024, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All U.S. based employees are eligible to participate in the plan upon employment. The Company currently matches contributions at 100% of up to 2% of an employee’s contributions.
During the years ended December 31, 2025 and 2024, compensation expense included $0.4 million and $0.3 million, respectively, related to the Company’s 401(k) match.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the years ended December 31, 2025 and 2024, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.
The calculation of the basic and diluted earnings per share for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Years ended December 31,
	2025	2024
Numerator:
Net income for basic and diluted earnings per share	$30,528	$10,498

Denominator:
Basic weighted average shares outstanding (1)	33,903	29,534
Dilutive effect of the June 2022 warrants	1,815	1,210
Dilutive effect of stock options and restricted shares	438	145
Diluted weighted average shares outstanding	36,156	30,889

Basic earnings per share	$0.90	$0.36
Diluted earnings per share	$0.84	$0.34
(1)Basic weighted average shares outstanding for 2025 includes the weighted average of 6,000,000 shares associated with the April 2025 Warrant assumed issued at the April 28, 2025 closing date of the PWRtek Transactions (see Note 3, “Asset Acquisition”).
Note 17— Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2025	2024
Supplemental non-cash operating activities:
PWRtek Transactions (Note 3)
2024 Contract Shortfall Fee offset	$(17,552)	$—
2025 Contract Shortfall Fee (presented on a net basis in accounts receivable, related party)	(7,248)	—
Historic book value of inventory acquired	600	—

Supplemental non-cash investing and financing activities:
PWRtek Transactions (Note 3)
Historic book value of Acquired Assets	14,252	—
PWRtek Note issued	(40,000)	—
Deferred tax asset on PWRtek assets, net	(17,914)	—
Excess consideration over historical asset book value	92,608	—
April 2025 Warrant issued	(42,660)	—

Supplemental cash flow information:
Interest paid	$3,620	$846

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18— Related Party Transactions
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
The current measurement period for Contract Shortfall Fees is January 1, 2025 through December 31, 2025. The purchase requirements were not met during the current measurement period, and as a result, related party revenues for the year ended December 31, 2025 reflect variable consideration for Contract Shortfall Fees of $27.4 million, which is presented on a net basis within accounts receivable, related party on the Company’s consolidated balance sheet as of December 31, 2025. The measurement period for 2024 was January 1, 2024 through December 31, 2024. Related party revenues for the year ended December 31, 2024 included $32.4 million of Contract Shortfall Fees.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of the OSP Offset and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”). Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. The Company expects to utilize the Equipment Credit during 2026, however any unused amounts at the end of 2026 would be available for use in 2027 until the full credit is utilized.
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
During the years ended December 31, 2025 and 2024, the Company’s related party revenues were $146.8 million and $115.8 million, respectively. For the years ended December 31, 2025 and 2024, these revenues were net of amortization of contract assets of $6.3 million and $5.6 million, respectively. Cost of sales attributable to these revenues were $101.7 million and $80.4 million, respectively, for the years ended December 31, 2025 and 2024.
As of December 31, 2025 and December 31, 2024 our accounts receivable from ProFrac was $64.2 million and $52.4 million, respectively, which is recorded in accounts receivable, related party on the consolidated balance sheets. Accounts receivable, related party as of December 31, 2025 includes the effect of the OSP Offset (see Note 3, “Asset Acquisition”).
As of December 31, 2025, our accounts payable with ProFrac was $0.3 million, which is recorded in accounts payable on the consolidated balance sheets. There were no amounts due to ProFrac included in accounts payable as of December 31, 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ProFrac Holdings or its affiliates beneficially owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants and April 2025 Warrant, as of December 31, 2025. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
Note 19 — Business Segment, Geographic and Major Customer Information
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
Data Analytics. The Company’s Data Analytics (“DA”) segment provides analytical measurement and digital solutions, including measure-and-control services, that deliver near real-time insights for process control across the oil and gas value chain and emerging applications in power and digital valuation. DA solutions help customers optimize performance, improve decision-making, and reduce emissions and carbon intensity, supported in part by recurring service and lease revenues.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Revenue from external customers
Products	$76,059	$7,261	$—	$83,320
Services	3,506	3,610	—	7,116
Total revenue from external customers	79,565	10,871	—	90,436
Revenue from related party
Products	130,098	69	—	130,167
Services	123	397	—	520
Rental revenue	—	16,139	—	16,139
Total revenue from related parties	130,221	16,605	—	146,826
Cost of sales	168,302	9,127	—	177,429
Gross profit	41,484	18,349	—	59,833
Selling, general and administrative	9,155	4,483	14,408	28,046
Asset acquisition expenses	—	4,362	—	4,362
Severance expense	11	29	490	530
Other segment items	1,933	1,593	125	3,651
Income (loss) from operations	$30,385	$7,882	$(15,023)	$23,244

Reconciliation of profit to income before income taxes:
Interest expense			$(3,937)	$(3,937)
Other income, net			348	348
Income before income taxes				$19,655

2024
Revenue from external customers
Products	$60,847	$4,740	$—	$65,587
Services	2,367	3,309	—	5,676
Total revenue from external customers	63,214	8,049	—	71,263
Revenue from related party
Products	114,879	5	—	114,884
Services	68	810	—	878
Total revenue from related parties	114,947	815	—	115,762
Cost of sales	141,948	5,691	—	147,639
Gross profit	36,213	3,173	—	39,386
Selling, general and administrative	7,861	3,489	13,359	24,709
Other segment items	1,750	623	108	2,481
Income (loss) from operations	$26,602	$(939)	$(13,467)	$12,196

Reconciliation of profit to income before income taxes:
Interest expense			(1,095)	(1,095)
Other income, net			46	46
Income before income taxes				$11,147
Other segment items for the year ended December 31, 2025 include depreciation of $0.7 million and $1.1 million in the CT and DA segments, respectively; R&D costs of $1.3 million and $0.5 million in the CT and DA segments, respectively; and gain on sale of property and equipment in the CT segment of $7 thousand.
Other segment items for the year ended December 31, 2024 include depreciation of $0.6 million and $0.2 million in the CT and DA segments, respectively; and R&D costs of $1.2 million and $0.5 million in the CT and DA segments, respectively; and gain on the sale of property and equipment of $0.1 million and $15 thousand in the CT and DA segments, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments and corporate and other are as follows (in thousands):

	December 31, 2025	December 31, 2024
Chemistry Technologies	$161,332	$152,161
Data Analytics	19,179	8,632
Corporate and Other	39,538	10,003
Total assets	$220,049	$170,796
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2025
Additions to long-lived assets (1)	$1,131	$14,724	$381	$16,236

2024
Additions to long-lived assets	$360	$1,492	$88	$1,940
(1)Additions to long-lived assets for the year ended December 31, 2025 includes $14.3 million of assets as a result of the PWRtek Transactions (see Note 3, “Asset Acquisition”).
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the years ended December 31, 2025 and 2024, no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2025	2024
U.S. (1)	$225,952	$177,825
UAE	9,951	7,392
Other countries	1,359	1,808
Total revenue	$237,262	$187,025
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Year ended December 31, 2025
Customer A (related party)	$146,826	61.9%

Year ended December 31, 2024
Customer A (related party)	$115,762	61.9%
The concentration with ProFrac and in the oil and gas industry increases credit, commodity and business risk.
Accounts receivable from major external customers, as a percentage of accounts receivable, is as follows (in thousands):

	Accounts Receivable	% of Total Non-Related Party Accounts Receivable
As of December 31, 2025
Customer A	$8,525	44.8%
Customer B	$3,001	15.8%
Customer C	$771	4.0%

As of December 31, 2024
Customer A	$3,324	18.6%
Customer C	$2,264	12.7%
Customer B	$1,288	7.2%
Please see Note 18 - “Related Party Transactions” for additional information regarding accounts receivable with ProFrac.
Major Suppliers
Expenditure with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Years ended December 31,	Expenditure	% of Total Expenditure

2025
Supplier A	$36,098	25%
Supplier B	17,840	12%
Supplier C	16,935	12%

2024
Supplier A	$24,064	19%
Supplier B	21,410	17%
Supplier C	20,333	16%
Note 20 — Subsequent Event
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2025 through the date at which the Company’s annual financial statements are available to be issued and has determined that there have been no material events that would require recognition in the December 31, 2025 annual financial statements.

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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Flotek Industries, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Flotek Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flow for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Houston, Texas
March 16, 2026

Item 9B. Other Information.
Trading Arrangements.
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 8, 2025)
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
4.3		Form of Warrant to Purchase Common Stock issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 28, 2025).
4.4		Description of Capital Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 31, 2022).
10.1	†	Employment Agreement, dated June 6, 2023, between the Company and Ryan Ezell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2023).
10.2	†	Employment Agreement dated December 19, 2022 between Flotek Industries, Inc. and Bond Clement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2022).
10.3	†	Employment Agreement dated January 30, 2024, between the Company and Amy Blakeway (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K filed on March 15, 2024).
10.4	†	Director and Officer Indemnification Agreement dated May 5, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 11, 2023).
10.5	†
Flotek Industries, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 2, 2025).

10.6	†	Flotek Industries, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 10, 2025).
10.7	†
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

10.30	***, ****
Asset Purchase Agreement, dated April 28, 2025, among ProFrac GDM, LLC, PWRTEK, LLC, ProFrac Holding Corp., ProFrac Services, LLC, Flotek Industries, Inc. and Flotek Chemistry LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2025).

10.31	***, ****	Lease Agreement, dated April 28, 2025, between PWRTEK, LLC and ProFrac GDM, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 28, 2025).
10.32		Form of Note issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 28, 2025).
10.33		Form of Parent Guaranty issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 28, 2025).
10.34
Letter Agreement, dated as of April 28, 2025, between Amerisource Funding, Inc. and Flotek Industries, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 28, 2025).

10.35
Consent, Acknowledgement and Amendment to Senior Secured Note Documents, dated as of November 7, 2025, among PWRTEK, the Company and ProFrac GDM (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2025).

10.36		Guaranty, dated as of November 7, 2025, among ProFrac GDM and ProFrac (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2025).
10.37
Amendment No. 1 to Agreement for Equipment Rental, dated as of November 7, 2025, among PWRTEK and ProFrac GDM (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2025).

10.38		Modification of the Consent Agreement and ABL Amendment, dated as of October 28, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 7, 2025).
10.39	†
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Time-based vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 21, 2025).

10.40	†,****
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Performance-based vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 21, 2025).

19.1		Insider Trading Policy of Flotek Industries, Inc (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on March 12, 2025).
21.1	*	List of Subsidiaries
23.1	*	Consent of KPMG LLP, independent registered public accounting firm
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
97.1		Flotek Industries, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on March 15, 2024).
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.
****		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer
Date: March 16, 2026

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

SIGNATURES	TITLE	DATE
/s/ Ryan Ezell Ryan Ezell	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
/s/ Bond Clement Bond Clement	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
/s/ Harsha V. Agadi Harsha V. Agadi	Chairman of the Board	March 16, 2026
/s/ Evan Farber Evan Farber	Director	March 16, 2026
/s/ Michael Fucci Michael Fucci	Director	March 16, 2026
/s/ Lisa Mayr Lisa Mayr	Director	March 16, 2026
/s/ Matt D. Wilks Matt D. Wilks	Director	March 16, 2026