Form 10-Q
period 2026-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2026-05-07
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At May 4, 2026, there were 36,177,483 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report” or “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 and Part II, Item 1A — “Risk Factors” in this Quarterly Report, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2025 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,676	$5,731
Restricted cash	104	104
Accounts receivable, net of allowance for credit losses of $820 and $764 at March 31, 2026 and December 31, 2025, respectively	21,794	19,043
Accounts receivable, related party, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025	61,023	64,204
Equipment credit, related party	11,782	—
Inventories, net	14,303	10,629
Other current assets	2,709	3,445
Current contract asset	8,402	7,621
Total current assets	125,793	110,777
Long-term contract asset	52,102	55,115
Property and equipment, net	21,912	20,344
Right-of-use assets	2,895	3,083
Deferred tax assets, net	27,580	29,152
Other long-term assets	1,561	1,578
TOTAL ASSETS	$231,843	$220,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,566	$48,317
Accrued liabilities	8,771	7,256
Income taxes payable	295	258
Interest payable, related party	986	1,008
Current portion of operating lease liabilities	1,287	1,251
Current portion of finance lease liabilities	156	153
Asset-based loan	4,666	3,332
Total current liabilities	68,727	61,575
Note payable - related party, net of deferred financing costs	39,608	39,584
Long-term operating lease liabilities	5,149	5,608
Long-term finance lease liabilities	184	224
TOTAL LIABILITIES	113,668	106,991
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 37,390,332 shares issued and 36,174,338 shares outstanding at March 31, 2026; 31,320,960 shares issued and 30,130,480 shares outstanding at December 31, 2025	4	3
Additional paid-in capital	435,838	434,964
Accumulated other comprehensive income	130	96
Accumulated deficit	(281,116)	(285,780)
Treasury stock, at cost; 1,215,994 and 1,190,480 shares at March 31, 2026 and December 31, 2025, respectively	(36,681)	(36,225)
Total stockholders’ equity	118,175	113,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,843	$220,049
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue from external customers	$18,165	$24,423
Revenue from related party	51,886	30,939
Total revenues	70,051	55,362
Cost of sales	54,510	42,913
Gross profit	15,541	12,449
Operating costs and expenses:
Selling, general, and administrative	6,925	6,282
Depreciation	631	252
Research and development	396	355
Gain on sale of property and equipment	—	(7)
Total operating costs and expenses	7,952	6,882
Income from operations	7,589	5,567
Other expense:
Interest expense	(1,332)	(229)
Other income, net	16	106
Total other expense	(1,316)	(123)
Income before income taxes	6,273	5,444
Income tax expense	(1,609)	(64)
Net income	$4,664	$5,380

Income per common share:
Basic	$0.13	$0.18
Diluted	$0.12	$0.17

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	36,100	29,683
Weighted average common shares used in computing diluted income per common share	38,340	31,752

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2026	2025
Net income	$4,664	$5,380
Other comprehensive income:
Foreign currency translation adjustment	34	(45)
Comprehensive income	$4,698	$5,335

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,664	$5,380
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	—	(125)
Amortization of contract assets	2,232	1,482
Depreciation	631	252
Amortization of deferred financing costs	95	71
Provision for credit losses, net of recoveries	56	66
Provision for excess and obsolete inventory	396	64
Gain on sale of property and equipment	—	(7)
Non-cash lease expense	188	318
Stock compensation expense	824	461
Deferred income tax expense	1,572	14
Changes in current assets and liabilities:
Accounts receivable	(2,808)	(2,489)
Accounts receivable, related party	(9,798)	4,124
Inventories	(4,070)	(354)
Income tax receivable	20	—
Other assets	663	(540)
Accounts payable	4,249	893
Accrued liabilities	1,515	(1,811)
Operating lease liabilities	(423)	(568)
Income taxes payable	37	82
Interest payable, related party	(22)	—
Net cash provided by operating activities	21	7,313
Cash flows from investing activities:
Capital expenditures	(1,002)	(598)
Proceeds from sale of assets	—	7
Net cash used in investing activities	(1,002)	(591)
Cash flows from financing activities:
Payments on long term debt	—	(45)
Proceeds from asset-based loan	55,100	53,345
Payments on asset-based loan	(53,766)	(58,136)
Proceeds from exercise of April 2025 Warrant	1	—
Payments to tax authorities for shares withheld from employees	(456)	(23)
Proceeds from issuance of stock under Employee Stock Purchase Plan	44	31
Proceeds from stock option exercises	6	—
Payments for finance leases	(37)	—
Net cash provided by (used in) financing activities	892	(4,828)
Effect of changes in exchange rates on cash and cash equivalents	34	(45)
Net change in cash and cash equivalents and restricted cash	(55)	1,849
Cash and cash equivalents at the beginning of the period	5,731	4,404
Restricted cash at the beginning of the period	104	102
Cash and cash equivalents and restricted cash at the beginning of the period	5,835	4,506
Cash and cash equivalents at the end of the period	5,676	6,253
Restricted cash at the end of the period	104	102
Cash and cash equivalents and restricted cash at the end of the period	$5,780	$6,355
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2025	31,321	3	1,190	(36,225)	$434,964	$96	$(285,780)	$113,058
Net income	—	—	—	—	—	—	4,664	4,664
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Stock option exercises	2	—	—	—	6	—	—	6
Stock issued under employee stock purchase plan	—	—	(2)	—	44	—	—	44
Restricted stock granted	67	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	824	—	—	824
Shares withheld to cover taxes	—	—	28	(456)	—	—	—	(456)
Exercise of April 2025 Warrant (Note 13)	6,000	1	—	—	—	—	—	1
Balance, March 31, 2026	37,390	$4	1,216	$(36,681)	$435,838	$130	$(281,116)	$118,175

Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	5,380	5,380
Foreign currency translation adjustment	—	—	—	—	—	(45)	—	(45)
Stock issued under employee stock purchase plan	—	—	(4)	—	31	—	—	31
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	461	—	—	461
Shares withheld to cover taxes	—	—	3	(23)	—	—	—	(23)
Balance, March 31, 2025	30,941	$3	1,114	$(34,689)	$465,112	$206	$(310,928)	$119,704

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
The Company’s Data Analytics (“DA”) segment delivers real-time measurement information and insights to its customers designed to enable optimization of operations and reduction of emissions and their carbon intensity. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 5-15 seconds. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions through the acquisition and construction of power-generation assets which facilitate the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
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
Note 2 — Summary of Significant Accounting Policies
Please refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements from the 2025 Annual Report for the discussion of significant accounting policies.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of year	$764	$447
Charges to provision for credit losses, net of recoveries	56	603
Write-offs	—	(286)
Balance, end of period	$820	$764

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (“ProFrac Services”) (see Note 16, “Related Party Transactions”).
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of March 31, 2026
Expense Disaggregation Disclosures
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
Internal-Use Software Costs
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the previously required stage-based model for capitalization of internal-use software costs and now requires capitalization to begin when (i) management authorizes and commits to funding the project, and (ii) it is probable the project will be completed and used as intended. The ASU also clarifies that all capitalized internal-use software, including implementation costs in hosting arrangements, are subject to the disclosure requirements of ASC 360-10.
ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on our disclosures.
Note 3 — Revenue from Contracts with Customers
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales, service revenue or rental income. Product, service and rental revenues include sales to related parties as described in Note 16, “Related Party Transactions.”
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Revenue:
Products	$60,621	$53,625
Services	2,270	1,737
Rental	7,160	—
	$70,051	$55,362
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of sales:
Tangible goods sold	$48,700	$38,232
Services	355	179
Other	5,455	4,502
	$54,510	$42,913
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the three months ended March 31, 2026 includes $0.8 million, related to the Lease Agreement. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of sales:
Cost of sales for external customers	$14,556	$21,660
Cost of sales for related party	39,954	21,253
	$54,510	$42,913

Note 4 — Contract Assets
Contract assets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$83,060	$83,060
Less accumulated amortization	(22,556)	(20,324)
Contract assets, net	60,504	62,736
Less current contract assets	(8,402)	(7,621)
Contract assets, long term	$52,102	$55,115
In connection with entering into the Initial ProFrac Agreement (defined below) and First Amendment to ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of March 31, 2026 and December 31, 2025, $52.1 million and $55.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated quarterly.
During the three months ended March 31, 2026 and 2025, the Company recognized $2.2 million and $1.5 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. The table below reflects our estimated amortization per year (in thousands) based on the Company’s forecasted revenues from the ProFrac Agreement as of March 31, 2026.

Years ending December 31,	Amortization
2026 (excluding the first three months)	$6,238
2027	9,606
2028	10,507
2029	10,507
2030	10,507
Thereafter through May 2032	13,139
Total contract assets	$60,504

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$4,459	$4,821
Finished goods	13,782	9,711
Inventories	18,241	14,532
Less reserve for excess and obsolete inventory	(3,938)	(3,903)
Inventories, net	$14,303	$10,629
During the three months ended March 31, 2026 and 2025, additional reserves recorded were $0.4 million and $0.1 million, respectively, for the CT segment and $46 thousand and $13 thousand, respectively, for the DA segment.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2026	December 31, 2025
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,594	6,594
Machinery and equipment	10,879	8,804
Leased equipment	14,252	14,252
Furniture and fixtures	570	570
Transportation equipment	851	867
Computer equipment and software	2,075	1,934
Property and equipment	36,627	34,427
Less accumulated depreciation	(14,715)	(14,083)
Property and equipment, net	$21,912	$20,344
Depreciation expense totaled $0.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$302	$491
Finance lease expense:
Amortization of assets	39	—
Interest on lease liabilities	8	—
Total finance lease expense	47	—
Short-term lease expense	574	442
Total lease expense	$923	$933

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$686	$1,081
Operating cash flows from finance leases	63	—
Financing cash flows from finance leases	8	—

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2026 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2026 (excluding first three months)	$1,332	$136
2027	1,865	180
2028	1,731	57
2029	1,644	—
2030	1,249	—
Thereafter	54	—
Total lease payments	$7,875	$373
Less: Interest	(1,439)	(33)
Present value of lease liabilities	$6,436	$340
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$2,569	$2,718

Current portion of operating lease liabilities	1,287	1,251
Long-term operating lease liabilities	5,149	5,608
Total operating lease liabilities	$6,436	$6,859

Finance Leases
Finance lease right-of-use assets	$326	$365

Current portion of finance lease liabilities	$156	$153
Long-term finance lease liabilities	184	224
Total finance lease liabilities	$340	$377

Weighted Average Remaining Lease Term
Operating leases	4.4 years	4.6 years
Finance leases	2.1 years	2.4 years

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	9.5%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 16, “Related Party Transactions”) of $6.8 million during the three months ended March 31, 2026. At March 31, 2026, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2026 (excluding first three months)	$20,531
2027	27,375
2028	27,375
2029	27,375
2030 (1)	9,125
Total rental income (through April 2030)	$111,781
(1)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. The Company recorded rental income from the sublease of $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which is included in the Company’s statement of operations in Other income (expense), net. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2026 (excluding first three months)	$575
2027	767
2028	767
2029	767
2030	639
Total rental income	$3,515
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2026	December 31, 2025
Severance costs	$655	$750
Payroll and benefits	4,819	4,006
Legal costs	131	85
Deferred revenue	1,670	716
Financed insurance	849	1,431
Other	647	268
Total current accrued liabilities	$8,771	$7,256

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Debt
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024 and April 2025 (as amended the “ABL”). The August 2024 amendment to the ABL extended the maturity date to August 2026, increased the credit availability and lowered the interest rate spread.The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of March 31, 2026 and December 31, 2025, the Company had $4.7 million and $3.3 million, respectively, outstanding under the ABL. As of March 31, 2026, the Company had approximately $5.4 million of available borrowings under the ABL. During the three months ended March 31, 2026 and 2025, the Company incurred $0.2 million and $0.1 million, respectively, in interest and fees related to the ABL. As of March 31, 2026 and 2025, the Company recorded $0.1 million and $0.2 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the three months ended March 31, 2026 and 2025, the weighted-average interest rate was 8.8% and 9.5%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.5% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.5% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the Acquired Assets (defined below). The Company was in compliance with all of the applicable covenants under the ABL as of March 31, 2026.
Related Party Note Payable
In connection with the PWRtek Transactions (see Note 16, “Related Party Transactions”), a component of the consideration paid by the Company consisted of a secured promissory note in the initial principal amount of $40.0 million (the “PWRtek Note”). The Company recorded $0.5 million as deferred financing costs.
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC (“ProFrac GDM”), a subsidiary of ProFrac Holding Corp. (“ProFrac”), in connection with the assignment of the PWRtek Note by ProFrac GDM to PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (the “Note Assignment”). To facilitate the Note Assignment, all parties involved agreed to various amendments, which among other things, removed certain restrictions and other conditions that were outlined under the original PWRtek Note.
As of March 31, 2026 and December 31, 2025, amounts outstanding under the PWRtek Note are as follows (in thousands):

	March 31, 2026	December 31, 2025
PWRtek Note payable	$40,000	$40,000
Less: unamortized debt issuance cost	(392)	(416)
Total PWRtek Note payable	$39,608	$39,584

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, the fair value of the PWRtek Note approximated the carrying amount.
Principal payment for future years is as follows (in thousands):

Years ending December 31,	Principal Payments
2026	$—
2027	—
2028	—
2029	—
2030	40,000
Total payment	$40,000
For the three months ended March 31, 2026, interest expense related to the PWRtek Note was $1.0 million. At both March 31, 2026 and December 31, 2025, interest payable related to the PWRtek Note was $1.0 million and included in interest payable, related party in the condensed consolidated balance sheets.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended March 31,
	2026
U.S. federal statutory tax rate	$1,318	21.0%
State income taxes, net of federal benefit	155	2.5%
Foreign tax effects	33	0.5%
Effect of cross-border tax laws	102	1.6%
Nontaxable or nondeductible items
Stock-based awards	(157)	(2.5)%
Executive compensation limit	134	2.1%
Other	24	0.4%
Income tax expense and effective rate	$1,609	25.6%

	Three months ended March 31,
	2025
U.S. federal statutory tax rate	$1,143	21.0%
State income taxes, net of federal benefit	64	1.2%
Foreign tax effects	(90)	(1.7)%
Effect of cross-border tax laws	98	1.8%
Change in valuation allowance	(1,183)	(21.7)%
Nontaxable or nondeductible items
Stock-based awards	(2)	(0.1)%
Executive compensation limit	4	0.1%
Other	30	0.6%
Income tax expense and effective rate	$64	1.2%
As of March 31, 2026, the Company had U.S. net operating loss carryforwards (“NOLs”) of $183.5 million, including $37.1 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.4 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $76.8 million in certain state NOL carryforwards and $3.2 million in tax credit carryforwards.
As a result of the ownership change experienced in 2023, the Company’s ability to use NOLs to reduce taxable income is generally limited by Section 382 of the Internal Revenue Code of 1986 to an annual amount of $3.5 million plus net unrealized built in gain of $24.5 million. The Company’s use of NOLs arising after the date of the ownership change are not impacted by the Section 382 limitation. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then the ability to apply those NOLs as offsets to future taxable income is lost. Based on an analysis of the Section 382 limitation, the Company estimates that all carryforwards with the exception of $0.9 million of the state NOL carryforwards and $3.2 million of the tax credit carryforwards will be available for utilization if there is sufficient taxable income in subsequent periods. Although the ownership change will significantly limit the ability of the Company to utilize the pre-change net operating losses and credits, the Company does not expect a significant impact to its financial statements.
Note 12 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of March 31, 2026, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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
April 2025 Warrant
A component of the consideration paid for the PWRtek Transactions (see Note 16, “Related Party Transactions”) consisted of a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock. The April 2025 Warrant had a seven-year term and could be exercised on a cashless basis for nominal consideration. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended March 31, 2026 and 2025, the Company withheld approximately 28 thousand shares and 3 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the three months ended March 31, 2025, approximately 3 thousand shares of forfeited stock awards were returned to treasury stock with no corresponding activity for the three months ended March 31, 2026.
Note 14 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three months ended March 31, 2026 and 2025, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of the basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$4,664	$5,380

Denominator:
Basic weighted average shares outstanding	36,100	29,683
Dilutive effect of the June 2022 warrants	1,922	1,664
Dilutive effect of stock options and restricted shares	318	405
Diluted weighted average shares outstanding	38,340	31,752

Basic earnings per share	$0.13	$0.18
Diluted earnings per share	$0.12	$0.17
Note 15— Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2026	2025

Supplemental cash flow information:
Interest paid	$1,265	$169
Equipment Credit (Note 16)	$12,500	$—
Equipment purchases from ProFrac to offset receivables (1)	$1,197	$—
(1)Includes $0.7 million of equipment purchases recorded against the Equipment Credit (as defined in Note 16, “Related Party Transactions”).
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 28, 2025, the Company entered into a series of transactions with ProFrac GDM and various subsidiaries of ProFrac (the “PWRtek Transactions”) pursuant to which, among other things, the Company acquired certain mobile power generation assets, certain inventory and related intellectual property (the “Acquired Assets”). Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million. Pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025 (the “Lease Agreement”), ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit (collectively, the “Leased Equipment”). The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. See Note 7, “Leases – Lease Agreement Income” for additional information on the Lease Agreement.
The PWRtek Note was a component of the compensation for the PWRtek Transactions. On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, in connection with the Note Assignment. See Note 9, “Debt” for additional information on the PWRtek Note and Note Assignment.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) due under the ProFrac Agreement and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”), which was reclassified from Accounts Receivable, related party to Equipment Credit, related party on our unaudited condensed consolidated balance sheets. Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. Pursuant to the OSP Agreement, during the first quarter of 2026, the Company collected $5 million in cash and utilized $0.7 million of the Equipment Credit. The Company collected the remaining $2.2 million in cash during April 2026 and expects to utilize the remaining Equipment Credit during 2026, however any unused amounts at the end of 2026 would be available for use in 2027 until the full credit is utilized.
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2026 reflect Contract Shortfall Fees of $2.7 million, which is presented within accounts receivable, related party on the Company’s condensed consolidated balance sheet as of March 31, 2026. Related party revenues for the three months ended March 31, 2025 included $7.5 million of Contract Shortfall Fees.
During the three months ended March 31, 2026 and 2025, the Company’s related party revenues were $51.9 million and $30.9 million, respectively. For the three months ended March 31, 2026 and 2025, these revenues were net of amortization of contract assets of $2.2 million and $1.5 million, respectively. Cost of sales attributable to these revenues were $40.0 million and $21.3 million, respectively, for the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025 our accounts receivable from ProFrac was $61.0 million and $64.2 million, respectively, which is recorded in accounts receivable, related party on the condensed consolidated balance sheets.
As of March 31, 2026, our accounts payable with ProFrac was $0.2 million, which is recorded in accounts payable on the condensed consolidated balance sheets. There was $0.3 million due to ProFrac included in accounts payable as of December 31, 2025.
ProFrac Holdings or its affiliates beneficially owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants, as of March 31, 2026. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Data Analytics. The DA segment provides analytical measurement and digital solutions, including measure-and-control services, that deliver near real-time insights for process control across the oil and gas value chain and emerging applications in power and digital valuation. DA solutions help customers optimize performance, improve decision-making, and reduce emissions and carbon intensity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Revenue from external customers
Products	$13,842	$1,799	$—	$15,641
Services	899	1,309	—	2,208
Rental revenue	—	316	—	316
Total revenue from external customers	14,741	3,424	—	18,165
Revenue from related party
Products	44,926	54	—	44,980
Services	15	47	—	62
Rental revenue	—	6,844	—	6,844
Total revenue from related parties	44,941	6,945	—	51,886
Cost of sales	51,874	2,636	—	54,510
Gross profit	7,808	7,733	—	15,541
Selling, general and administrative	2,231	1,058	3,636	6,925
Other segment items	449	542	36	1,027
Income (loss) from operations	$5,128	$6,133	$(3,672)	$7,589

Reconciliation of profit to income before income taxes:
Interest expense			$(1,332)	$(1,332)
Other income, net			16	16
Income before income taxes				$6,273

2025
Revenue from external customers
Products	$21,263	$1,662	$—	$22,925
Services	746	752	—	1,498
Total revenue from external customers	22,009	2,414	—	24,423
Revenue from related party
Products	30,700	—	—	30,700
Services	29	210	—	239
Total revenue from related parties	30,729	210	—	30,939
Cost of sales	41,295	1,618	—	42,913
Gross profit	11,443	1,006	—	12,449
Selling, general and administrative	2,166	947	3,169	6,282
Other segment items	386	183	31	600
Income (loss) from operations	$8,891	$(124)	$(3,200)	$5,567

Reconciliation of profit to income before income taxes:
Interest expense			(229)	(229)
Other income, net			106	106
Income before income taxes				$5,444
Other segment items for the three months ended March 31, 2026 include depreciation of $0.2 million and $0.4 million in the CT and DA segments, respectively; and R&D costs of $0.3 million and $0.1 million in the CT and DA segments, respectively.
Other segment items for the three months ended March 31, 2025 include depreciation of $0.2 million and $0.1 million in the CT and DA segments, respectively; R&D costs of $0.2 million and $0.1 million in the CT and DA segments, respectively; and gain on the sale of property and equipment of $7 thousand in the CT segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets by reportable segments and corporate and other are as follows (in thousands):

	March 31, 2026	December 31, 2025
Chemistry Technologies	$154,095	$161,332
Data Analytics	40,194	19,179
Corporate and Other	37,554	39,538
Total assets	$231,843	$220,049
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Additions to long-lived assets	$(17)	$2,075	$141	$2,199

2025
Additions to long-lived assets	$567	$30	$1	$598
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three months ended March 31, 2026 and 2025, no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2026	2025
U.S. (1)	$68,373	$51,526
UAE	1,237	3,440
Other countries	441	396
Total revenue	$70,051	$55,362
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended March 31, 2026
Customer A (related party)	$51,886	74.1%

Three months ended March 31, 2025
Customer A (related party)	$30,939	55.9%
Customer B	5,821	10.5%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The concentration with ProFrac and in the oil and gas industry increases credit, commodity and business risk.
Accounts receivable from major external customers, as a percentage of non-related party accounts receivable, is as follows (in thousands):

	Accounts Receivable	% of Total Non-Related Party Accounts Receivable
As of March 31, 2026
Customer A	$8,563	39.3%
Customer B	$1,323	6.1%

As of December 31, 2025
Customer A	$8,525	44.8%
Customer B	$3,001	15.8%
Please see Note 16 - “Related Party Transactions” for additional information regarding accounts receivable with ProFrac.
Major Suppliers
Expenditures with major suppliers, as a percentage of consolidated supplier expenditure, is as follows (in thousands):

Three months ended March 31,	Expenditure	% of Total Expenditure

2026
Supplier A	$12,863	26.3%
Supplier B	9,295	19.0%
Supplier C	7,490	15.3%
Supplier D	5,560	11.4%

2025
Supplier E	$8,577	24.2%
Supplier A	6,038	17.1%
Supplier B	4,762	13.5%
Note 18 — Subsequent Events
The Company has evaluated the effects of events that have occurred subsequent to March 31, 2026 through the date at which the Company’s interim financial statements are available to be issued and has determined that there have been no material events that would require disclosure in the March 31, 2026 interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the 2025 Annual Report and the unaudited condensed consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 17 to our unaudited condensed consolidated financial statements. See “Forward-Looking Statements” in this Quarterly Report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our 2025 Annual Report, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
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
Recent Events
On March 3, 2026, the Company announced that it had been awarded its first contract to deliver power services for utilities infrastructure support. Under the agreement, the Company expects to coordinate the installation of up to 50 megawatts (“MW”) of power generation equipment including the Company’s gas distribution and conditioning assets to support critical federal disaster recovery initiatives. The initial term of the agreement is for six months, with customer option to extend to four years. In late March, the Company began deploying the initial equipment to service this contract. As a result, the Company expects DA revenue in the second quarter to increase as compared to the first quarter.
On March 12, 2026, the Company and ProFrac Holding Corp (“ProFrac”) entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) amount due under the ProFrac Agreement and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”). Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the DA segment, with the costs of such equipment to be offset by the Equipment Credit. Pursuant to the OSP Agreement, during the first quarter of 2026, the Company received $5 million in cash and utilized $0.7 million of the Equipment Credit. The Company received the remaining $2.2 million in cash in April 2026 and expects to utilize the remaining Equipment Credit during 2026, however any unused amounts at the end of 2026 would be available for use in 2027 until the full credit is utilized.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2025 was January 1, 2025 through December 31, 2025. Related party revenues for the three months ended March 31, 2025 reflect Contract Shortfall Fees of $7.5 million. The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2026 reflect Contract Shortfall Fees of $2.7 million.
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
The DA segment generates revenues through a combination of short and long-term equipment rentals (service revenue) and capital sales (product revenue). Customers of the DA segment span across the oil and gas industry, including oil and gas supermajors, some of the largest midstream oil and gas companies, large gas processing plants, independent exploration and production companies and oil field service companies that provide hydraulic fracturing services. We believe customers using our technology may obtain significant benefits, including additional profits, by enhancing operations in crude/condensates stabilization, enhancing blending operations, reducing time impacting transmix operations and increasing efficiencies and optimization of gas plants. The DA segment has expanded its presence in providing mobile power generation solutions which facilitates the use of significantly lower-cost field gas, as a replacement to diesel, to generate power, lower emissions and protect equipment through the continuous measurement of gas quality.
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For each of the three months ended March 31, 2026 and 2025, the Company incurred $0.4 million of research and development expense. The Company expects that its 2026 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. Revenue during the first quarter of 2026 increased 27% as compared to the 2025 period. We expect to grow revenues from the CT and DA segments through the remainder of 2026, as compared to 2025. Our outlook is based upon market conditions we perceive today. The oil and gas industry is highly cyclical.
Energy Industry
The demand for oil and gas and related services fluctuates due to numerous factors including weather and macroeconomic and geopolitical conditions. Despite the near-term volatility in commodity pricing, partially attributable to the ongoing conflicts in the Middle East and numerous supply and demand factors, we believe the fundamentals for energy-related services remain stable. Independent exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we generally expect these companies, as well as major exploration and production companies, to maintain current activity levels over the next 12 months. We are continuing to monitor developments with respect to the ongoing military conflicts in the region including the impact on global commodity prices, potential shipping and logistics disruptions as well as the impact to the cost of certain raw materials.

Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Based upon our results during the first quarter of 2026, and customer commitments, we anticipate stable demand for our chemistry during 2026. Our expectations are in part based upon our current outlook on oil and gas prices.
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
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2026. Our outlook for growth in the Middle East is subject to the resolution of the ongoing military conflicts.
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
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Item 1. Financial Statements - Note 16,” we are gaining traction leveraging the Verax™ in applications where operators, service companies and power providers are using lower cost field gas as a substitute for diesel in dual fuel engines as the market moves to Tier 4 equipment and electric powered drilling rigs and frack equipment. Analyzing gas quality in real-time is designed to allow companies to maximize the field gas for diesel substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs and protecting equipment from damage. In addition, we believe the Acquired Assets (as described under “Item 1. Financial Statements - Note 16”) can be utilized in numerous vertical markets, including areas outside of the oil and gas industry, such as grid and emergency remote power support and power needs associated with data centers.
The Lease Agreement described under “Item 1. Financial Statements - Note 16” above has had and we expect it to continue to have a significant impact on the future financial results of our DA segment. We expect full-year 2026 revenues from just the Lease Agreement to total approximately $27.0 million, as compared to $27.5 million in total DA revenues from all sources for the year ended December 31, 2025.
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

Consolidated Results of Operations (in thousands)

	Three months ended March 31,
	2026	2025
Revenue
Revenue from external customers	$18,165	$24,423
Revenue from related party	51,886	30,939
Total revenues	70,051	55,362
Cost of sales	54,510	42,913
Cost of sales %	77.8%	77.5%
Gross profit	15,541	12,449
Gross profit %	22.2%	22.5%
Selling general and administrative	6,925	6,282
Selling general and administrative %	9.9%	11.3%
Depreciation	631	252
Research and development	396	355
Gain on sale of property and equipment	—	(7)
Income from operations	7,589	5,567
Operating margin %	10.8%	10.1%
Interest and other (expense) income, net	(1,316)	(123)
Income before income taxes	6,273	5,444
Income tax expense	(1,609)	(64)
Net income	$4,664	$5,380
Net income %	6.7%	9.7%
Consolidated revenue for the three months ended March 31, 2026 increased $14.7 million, or 27%, versus the same period of 2025, driven by increased sales volumes under the ProFrac Agreement and $7.3 million in PWRtek rental revenue, partially offset by a decrease in accrued Contract Shortfall Fees of $4.8 million and decreased external customer product sales. Related party revenues in the CT segment are net of $2.2 million and $1.5 million of contract assets amortization for the three months ended March 31, 2026 and 2025, respectively.
Consolidated cost of sales for the three months ended March 31, 2026 increased $11.6 million, or 27%, versus the same period of 2025, primarily due to increased product sales and increased costs related to PWRtek activity partially offset by decreased freight costs. Consolidated cost of sales as a percentage of revenue was 78% and 78% for the three months ended March 31, 2026 and 2025, respectively.
SG&A expenses for the three months ended March 31, 2026 increased $0.6 million, or 10%, versus the same period of 2025. The increase relates primarily to increased salaries, stock compensation expense and increased professional fees.
Income from operations increased $2.0 million for the three months ended March 31, 2026, versus the same period in 2025. The increase was primarily driven by a $3.1 million increase in gross profit, partially offset by a $0.6 million increase in SG&A expenses and a $0.4 million increase in depreciation expenses during the three months ended March 31, 2026 as compared to the same period of 2025.
Interest and other expense for the three months ended March 31, 2026 increased $1.2 million driven by a $1.0 million increase in interest payments as a result of the PWRtek Note compared to the same period of 2025.
The Company had income tax expense of $1.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended March 31,
	2026	2025
Revenue from external customers	$14,741	$22,009
Revenue from related party	44,941	30,729
Income from operations	5,128	8,891
CT revenue from external customers for the three months ended March 31, 2026 decreased $7.3 million, or 33%, compared to the same period of 2025 driven primarily by decreased product volumes. Revenue from related party for the three months ended March 31, 2026 increased $14.2 million compared to the same period of 2025, primarily driven by increased product volumes, partially offset by decreased accrued Contract Shortfall Fees and increased contract amortization.
Income from operations for the CT segment for the three months ended March 31, 2026 decreased $3.8 million compared to the same period of 2025. The decrease was driven by a $3.6 million decrease in gross profit for the three months ended March 31, 2026, which was related to decreased product volumes and an increase in cost of sales, partially offset by increased related party revenues.
Data Analytics Results of Operations:

	Three months ended March 31,
	2026	2025
Revenue from external customers	$3,424	$2,414
Revenue from related party	6,945	210
Income (loss) from operations	6,133	(124)
DA revenue from external customers for the three months ended March 31, 2026 increased $1.0 million, or 42%, compared to the same period of 2025 primarily due to increased service revenue and PWRtek rental income in 2026. Revenue from related party for the three months ended March 31, 2026 increased $6.7 million compared to the same period of 2025 primarily due to the PWRtek lease agreement in 2026.
Income from operations for the DA segment for the three months ended March 31, 2026 increased $6.3 million compared to the same period for 2025 primarily driven by PWRtek rental income and increased activity, partially offset by increased materials costs and costs related to the Lease Agreement.
Corporate and Other Results of Operations:

	Three months ended March 31,
	2026	2025
Loss from operations	$(3,672)	$(3,200)

Loss from operations for the three months ended March 31, 2026 increased $0.5 million, or 15%, compared to the same period of 2025 primarily attributable to increased administrative costs.
Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of equipment and funding obligations as they become due. During the three months ended March 31, 2026, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below) and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, which includes the impact of the PWRtek Transactions, the collection of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.

However, sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement. The minimum purchase requirements under the ProFrac Agreement were not met during 2025 and, as a result, related party revenues for the year ended December 31, 2025 reflect 2025 Contract Shortfall Fees totaling $27.4 million. As described in “Recent Events” above, on March 12, 2026, the Company and ProFrac entered into the OSP Agreement regarding the settlement of 2025 Contract Shortfall Fees.
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the three months ended March 31, 2026 reflect Contract Shortfall Fees of $2.7 million.
As of both March 31, 2026 and December 31, 2025, the Company had unrestricted cash and cash equivalents of $5.7 million. In addition, as of May 1, 2026, the Company had approximately $11.8 million in available borrowings under the ABL. During the three months ended March 31, 2026, the Company had $7.6 million of operating income, $21 thousand of cash provided by operating activities, $1.0 million of cash used in investing activities and $0.9 million of cash provided by financing activities.
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
As of March 31, 2026, the Company had $4.7 million outstanding under the ABL. During the three months ended March 31, 2026, the Company incurred $1.0 million in interest and fees related to the ABL. As of March 31, 2026, the Company recorded $0.1 million of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the three months ended March 31, 2026, the weighted-average interest rate was 8.75%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 2.50% of the borrowing base limit of the ABL (if terminated with more than 12 months remaining until the maturity date) or 1.50% of the borrowing base limit of the ABL (if terminated with less than 12 months remaining until the maturity date).
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the Acquired Assets.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$21	$7,313
Net cash used in investing activities	(1,002)	(591)
Net cash provided by (used in) financing activities	892	(4,828)
Effect of changes in exchange rates on cash and cash equivalents	34	(45)
Net change in cash and cash equivalents and restricted cash	$(55)	$1,849
Operating Activities
Net cash provided by operating activities was $21 thousand during the three months ended March 31, 2026 compared to net cash provided by operating activities of $7.3 million for the same period of 2025. Consolidated net income for the three months ended March 31, 2026 was $4.7 million compared to consolidated net income of $5.4 million for the three months ended March 31, 2025.

During the three months ended March 31, 2026, non-cash adjustments to net income totaled $6.0 million as compared to $2.6 million for the same period of 2025.
•For the three months ended March 31, 2026, non-cash adjustments included a $1.6 million tax expense, $0.8 million of stock compensation expense, $2.2 million amortization of contract assets and $0.2 million of non-cash lease expense.
•For the three months ended March 31, 2025, non-cash adjustments included non-cash positive adjustments of $0.5 million of stock compensation expense, $1.5 million amortization of contract assets and $0.3 million of non-cash lease expense.
During the three months ended March 31, 2026, changes in working capital used $10.6 million of cash as compared to $0.7 million for the same period of 2025.
•For the three months ended March 31, 2026, changes in working capital resulted primarily from an increase in related party accounts receivable of $9.8 million, increased third party accounts receivable of $2.8 million, and increases in net inventories of $4.1 million and operating lease liabilities of $0.4 million, partially offset by increased accrued liabilities of $1.5 million and an increase in accounts payable of $4.2 million.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.6 million, respectively, primarily driven by $1.0 million and $0.6 million in capital expenditures for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.9 million and relates primarily to $1.3 million in net proceeds from the ABL, and proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises, and payments to tax authorities for shares withheld from employees. Net cash used in financing activities was $4.8 million for the three months ended March 31, 2025, and relates primarily to net payments on the ABL.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2025 Annual Report describes the critical accounting policies and estimates used in the preparation of the Company’s consolidated financial statements. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2025 Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.
Additionally, the Company believes the following are critical accounting policies and estimates used in preparation of the Company’s consolidated financial statements due to the significant subjective and complex judgments and estimates required when preparing the Company’s consolidated financial statements.
Leases — Lessor Accounting
We lease equipment to customers under operating lease arrangements. At contract inception we perform an evaluation to determine if a lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control are conveyed, we further make an assessment as to the applicable lease classification. The determination of appropriate lease classification (sales-type lease or operating lease) may require the use of management judgment, including the economic life of the leased equipment, the rate implicit in the lease used to determine the fair value of lease payments, and the fair value of leased equipment.

Contract Assets
The Company’s contract assets represent consideration which was issued in the form of convertible notes (Contract Consideration Convertible Notes Payable as discussed in Note 18 - “Related Party Transactions” in Part II, Item 8 of the 2025 Annual Report) and other incremental costs related to obtaining the ProFrac Agreement in 2022. The contract assets are amortized over the term of the ProFrac Agreement based on forecasted revenues. As goods are transferred to ProFrac Services, LLC, the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future. The amount of consideration the Company expects to receive in the future for the transfer of goods under the contract and the direct costs that relate to providing those goods used in the Company’s contract assets recoverability analysis consider both historical and anticipated purchases by ProFrac over the remaining life of the ProFrac Agreement, taking into account the effect of the Contract Shortfall Fee that is payable to the Company if the annual minimum purchase obligation is not met. The Contract Shortfall Fee mitigates the impact of a failure to meet the expected annual minimum purchase obligation by providing the Company consideration to offset the gross profit lost as a result of ProFrac’s purchases not meeting the annual minimum purchase obligation. Due to the Contract Shortfall Fee, if actual purchases under the ProFrac Agreement are less than the annual minimum purchase obligation, there is negligible impact on the amount of gross profit generated by the ProFrac Agreement. As a result, the Company believes there is minimal sensitivity to amounts purchased under the ProFrac Agreement to the ProFrac Agreement’s expected profitability when considering the contract assets recoverability assessment.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is primarily exposed to market risk from changes in interest rates, commodity prices, which could impact raw material prices and drilling and completion activity levels, freight costs and foreign currency exchange rates. Certain of these market risks could be impacted by the ongoing military conflicts in the Middle East. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Annual Report.
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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2025 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition and/or future results. As of March 31, 2026, there have been no material changes in our risk factors from those set forth in the 2025 Annual Report. The risks described in the 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended March 31, 2026 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	28,484	$16.02
March 1, 2026 to March 31, 2026	—	$—
Total	28,484
(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.6		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on August 8, 2025).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
4.3		Form of Warrant to Purchase Common Stock issued to ProFrac GDM, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 28, 2025).
10.1	****
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Performance-based vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2026).

10.2	*	Employment Agreement dated March 2, 2026 between the Company and Christina M. Ibrahim.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.
****		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)