Form 10-Q
period 2026-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2026-08-06
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At August 3, 2026, there were 36,220,429 outstanding shares of the registrant’s common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise requires, the terms “Flotek,” the "Company," "we," "us" and "our" refer to Flotek Industries, Inc. and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q, and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include, but are not limited to, statements regarding expected revenues under the Company’s long-term contracts, the total term of such contracts, the timing of the scaling and deployment of equipment, the total power capacity and operating performance of equipment once deployed, the Company’s ability to perform under and satisfy the terms and conditions of its contracts, estimates, projections, and statements related to the Company’s business plan or performance under the ProFrac Agreement (defined below), Lease Agreement (defined below), Utility Support Contract (as defined below) or PREPA Contract (defined below), objectives, expected operating results, and assumptions upon which those statements are based. Although the forward-looking statements contained in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known to management and are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term contracts or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereunder. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. Factors that could cause actual results to differ materially from anticipated results include risks related to the Company’s projects that are outside the Company's control, including, without limitation, securing fuel supply, international logistics, obtaining permits and governmental approvals, satisfying financial requirements, third-party equipment delivery, construction execution and scheduling, meeting execution deadlines, integrating systems, political and regulatory developments, geopolitical instability or armed conflicts, severe weather events, and other factors that could impact project timing, costs, or performance.
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
The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q and related disclosures and our 2025 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,402	$5,731
Restricted cash	104	104
Accounts receivable, net of allowance for credit losses of $961 and $764 at June 30, 2026 and December 31, 2025, respectively	43,415	19,043
Accounts receivable, related party, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025	70,711	64,204
Equipment credit, related party	9,521	—
Inventories, net	26,626	10,629
Other current assets	3,273	3,445
Current contract asset	9,485	7,621
Total current assets	167,537	110,777
Long-term contract asset	48,593	55,115
Property and equipment, net	23,245	20,344
Right-of-use assets	2,705	3,083
Deferred tax assets, net	24,410	29,152
Other long-term assets	1,546	1,578
TOTAL ASSETS	$268,036	$220,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,550	$48,317
Accrued liabilities	6,121	7,256
Income taxes payable	593	258
Interest payable, related party	997	1,008
Current portion of operating lease liabilities	1,324	1,251
Current portion of finance lease liabilities	160	153
Asset-based loan	10,400	3,332
Total current liabilities	94,145	61,575
Deferred revenue, long-term	55	—
Note payable - related party, net of deferred financing costs	39,632	39,584
Long-term operating lease liabilities	4,849	5,608
Long-term finance lease liabilities	142	224
TOTAL LIABILITIES	138,823	106,991
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 37,440,565 shares issued and 36,217,709 shares outstanding at June 30, 2026; 31,320,960 shares issued and 30,130,480 shares outstanding at December 31, 2025	4	3
Additional paid-in capital	437,088	434,964
Accumulated other comprehensive income	153	96
Accumulated deficit	(271,163)	(285,780)
Treasury stock, at cost; 1,222,856 and 1,190,480 shares at June 30, 2026 and December 31, 2025, respectively	(36,869)	(36,225)
Total stockholders’ equity	129,213	113,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,036	$220,049
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue from external customers	$43,225	$25,182	$61,390	$49,605
Revenue from related party	56,142	33,168	108,028	64,107
Total revenues	99,367	58,350	169,418	113,712
Cost of sales	75,584	43,943	130,094	86,856
Gross profit	23,783	14,407	39,324	26,856
Operating costs and expenses:
Selling, general, and administrative	7,736	6,796	14,661	13,078
Asset acquisition expenses	—	4,195	—	4,195
Depreciation	664	374	1,295	626
Research and development	497	455	893	810
Gain on sale of property and equipment	—	—	—	(7)
Total operating costs and expenses	8,897	11,820	16,849	18,702
Income from operations	14,886	2,587	22,475	8,154
Other expense:
Interest expense	(1,371)	(983)	(2,703)	(1,212)
Other income, net	19	181	35	287
Total other expense	(1,352)	(802)	(2,668)	(925)
Income before income taxes	13,534	1,785	19,807	7,229
Income tax expense	(3,581)	(17)	(5,190)	(81)
Net income	$9,953	$1,768	$14,617	$7,148

Income per common share:
Basic	$0.28	$0.05	$0.40	$0.22
Diluted	$0.26	$0.05	$0.38	$0.21

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	36,151	33,947	36,126	31,827
Weighted average common shares used in computing diluted income per common share	38,472	36,231	38,409	34,026

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$9,953	$1,768	$14,617	$7,148
Other comprehensive income:
Foreign currency translation adjustment	23	(110)	57	(155)
Comprehensive income	$9,976	$1,658	$14,674	$6,993

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$14,617	$7,148
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	—	(127)
Amortization of contract assets	4,658	2,916
Depreciation	1,295	626
Amortization of deferred financing costs	189	157
Provision for credit losses, net of recoveries	197	261
Provision for excess and obsolete inventory	1,089	250
Gain on sale of property and equipment	—	(7)
Non-cash lease expense	378	624
Stock compensation expense	2,033	1,137
Deferred income tax expense	4,742	16
Changes in current assets and liabilities:
Accounts receivable	(24,570)	(5,096)
Accounts receivable, related party	(19,486)	(2,532)
Inventories	(16,585)	1,448
Income tax receivable	20	(32)
Other assets	52	(155)
Accounts payable	26,233	(1,722)
Accrued liabilities	(1,080)	(1,893)
Operating lease liabilities	(686)	(935)
Income taxes payable	335	37
Interest payable, related party	(11)	701
Net cash (used in) provided by operating activities	(6,580)	2,822
Cash flows from investing activities:
Capital expenditures	(1,239)	(1,309)
Proceeds from sale of assets	—	7
Net cash used in investing activities	(1,239)	(1,302)
Cash flows from financing activities:
Payments on long term debt	—	(60)
Proceeds from asset-based loan	122,150	106,950
Payments on asset-based loan	(115,082)	(106,685)
Payments of asset-based loan origination costs	(8)	—
Payment of note payable issuance costs	—	(480)
Payment of stock warrant issuance costs	—	(456)
Proceeds from exercise of April 2025 Warrant	1	—
Payments to tax authorities for shares withheld from employees	(644)	(60)
Proceeds from issuance of stock under Employee Stock Purchase Plan	83	68
Proceeds from stock option exercises	8	8
Payments for finance leases	(75)	(25)
Net cash provided by (used in) financing activities	6,433	(740)
Effect of changes in exchange rates on cash and cash equivalents	57	(155)
Net change in cash and cash equivalents and restricted cash	(1,329)	625
Cash and cash equivalents at the beginning of the period	5,731	4,404
Restricted cash at the beginning of the period	104	102
Cash and cash equivalents and restricted cash at the beginning of the period	5,835	4,506
Cash and cash equivalents at the end of the period	4,402	5,028
Restricted cash at the end of the period	104	103
Cash and cash equivalents and restricted cash at the end of the period	$4,506	$5,131
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2026	37,390	4	1,216	(36,681)	$435,838	$130	$(281,116)	$118,175
Net income	—	—	—	—	—	—	9,953	9,953
Foreign currency translation adjustment	—	—	—	—	—	23	—	23
Stock option exercises	1	—	—	—	2	—	—	2
Stock issued under employee stock purchase plan	—	—	(3)	—	39	—	—	39
Restricted stock granted	25	—	—	—	—	—	—	—
Restricted stock vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,209	—	—	1,209
Shares withheld to cover taxes	—	—	10	(188)	—	—	—	(188)
Balance, June 30, 2026	37,441	$4	1,223	$(36,869)	$437,088	$153	$(271,163)	$129,213

Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2025	30,941	$3	1,114	$(34,689)	$465,112	$206	$(310,928)	$119,704
Net income	—	—	—	—	—	—	1,768	1,768
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	(110)
Stock option exercises	2	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(5)	—	37	—	—	37
Restricted stock granted	26	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	676	—	—	676
Shares withheld to cover taxes	—	—	5	(37)	—	—	—	(37)
Excess consideration over historical asset book value (Note 13)	—	—	—	—	(92,400)	—	—	(92,400)
Issuance of April 2025 Warrant, net (Note 13)	—	—	—	—	42,204	—	—	42,204
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2025	31,321	$3	1,190	$(36,225)	$434,964	$96	$(285,780)	$113,058
Net income	—	—	—	—	—	—	14,617	14,617
Foreign currency translation adjustment	—	—	—	—	—	57	—	57
Stock option exercises	3	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(5)	—	83	—	—	83
Restricted stock granted	92	—	—	—	—	—	—	—
Restricted stock units vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,033	—	—	2,033
Shares withheld to cover taxes	—	—	38	(644)	—	—	—	(644)
Exercise of April 2025 Warrant (Note 13)	6,000	1	—	—	—	—	—	1
Balance, June 30, 2026	37,441	$4	1,223	$(36,869)	$437,088	$153	$(271,163)	$129,213

Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	7,148	7,148
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	(155)
Stock option exercises	2	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(9)	—	68	—	—	68
Restricted stock granted	26	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,137	—	—	1,137
Shares withheld to cover taxes	—	—	8	(60)	—	—	—	(60)
Excess consideration over historical asset book value (Note 13)	—	—	—	—	(92,400)	—	—	(92,400)
Issuance of April 2025 Warrant, net (Note 13)	—	—	—	—	42,204	—	—	42,204
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850

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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of year	$764	$447
Charges to provision for credit losses, net of recoveries	197	603
Write-offs	—	(286)
Balance, end of period	$961	$764

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (“ProFrac Services”) (see Note 16, “Related Party Transactions”).
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, have no material effect on the Company’s financial statements or already adopted by the Company.
New Accounting Standards Issued and Not Adopted as of June 30, 2026
Expense Disaggregation Disclosures
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
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Products	$84,195	$53,406	$144,816	$107,031
Services	2,589	1,716	4,859	3,453
Rental	12,583	3,228	19,743	3,228
	$99,367	$58,350	$169,418	$113,712
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of sales:
Tangible goods sold	$67,794	$38,933	$116,494	$77,165
Services	271	147	626	326
Other	7,519	4,863	12,974	9,365
	$75,584	$43,943	$130,094	$86,856
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the three months ended June 30, 2026 and 2025 includes $1.0 million and $0.2 million, related to the Lease Agreement. For the six months ended June 30, 2026 and 2025, other cost of sales includes $1.8 million and $0.2 million, respectively, related to the Lease Agreement. Examples of other costs of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of sales:
Cost of sales for external customers	$33,324	$21,658	$47,880	$43,318
Cost of sales for related party	42,260	22,285	82,214	43,538
	$75,584	$43,943	$130,094	$86,856

Note 4 — Contract Assets
Contract assets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Contract assets	$83,060	$83,060
Less accumulated amortization	(24,982)	(20,324)
Contract assets, net	58,078	62,736
Less current contract assets	(9,485)	(7,621)
Contract assets, long term	$48,593	$55,115
In connection with entering into the Initial ProFrac Agreement (defined below) and First Amendment to ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of June 30, 2026 and December 31, 2025, $48.6 million and $55.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated quarterly.
During the three months ended June 30, 2026 and 2025, the Company recognized $2.4 million and $1.4 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. During the six months ended June 30, 2026 and 2025, the Company recognized $4.7 million and $2.9 million, respectively, of contract assets amortization.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below reflects our estimated contract assets amortization per year (in thousands) based on the Company’s forecasted revenues from the ProFrac Agreement as of June 30, 2026.

Years ending December 31,	Amortization
2026 (excluding the first six months)	$4,743
2027	9,858
2028	10,230
2029	10,230
2030	10,230
Thereafter through May 2032	12,787
Total contract assets	$58,078
Note 5 — Inventories
Inventories are as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$5,905	$4,821
Finished goods	24,763	9,711
Inventories	30,668	14,532
Less reserve for excess and obsolete inventory	(4,042)	(3,903)
Inventories, net	$26,626	$10,629
During the three months ended June 30, 2026 and 2025, additional reserves recorded were $0.2 million and $0.2 million, respectively, for the CT segment and $0.5 million and $5 thousand, respectively, for the DA segment. During the six months ended June 30, 2026 and 2025, additional reserves recorded were $0.5 million and $0.2 million, respectively, for the CT segment and $0.6 million and $18 thousand, respectively, for the DA segment.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2026	December 31, 2025
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,664	6,594
Machinery and equipment	27,001	23,056
Furniture and fixtures	570	570
Transportation equipment	851	867
Computer equipment and software	2,131	1,934
Property and equipment	38,623	34,427
Less accumulated depreciation	(15,378)	(14,083)
Property and equipment, net	$23,245	$20,344
Depreciation expense totaled $0.7 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense totaled $1.3 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$298	$413	$599	$904
Finance lease expense:
Amortization of assets	39	29	79	29
Interest on lease liabilities	7	8	16	8
Total finance lease expense	46	37	95	37
Short-term lease expense	521	392	1,094	877
Total lease expense	$865	$842	$1,788	$1,818

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$740	$1,094	$1,426	$2,175
Operating cash flows from finance leases	45	40	72	40
Financing cash flows from finance leases	38	25	75	25
Maturities of lease liabilities as of June 30, 2026 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2026 (excluding first six months)	$922	$90
2027	1,865	180
2028	1,731	57
2029	1,644	—
2030	1,249	—
Thereafter	54	—
Total lease payments	$7,465	$327
Less: Interest	(1,292)	(25)
Present value of lease liabilities	$6,173	$302

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$2,419	$2,718

Current portion of operating lease liabilities	1,324	1,251
Long-term operating lease liabilities	4,849	5,608
Total operating lease liabilities	$6,173	$6,859

Finance Leases
Finance lease right-of-use assets	$286	$365

Current portion of finance lease liabilities	$160	$153
Long-term finance lease liabilities	142	224
Total finance lease liabilities	$302	$377

Weighted Average Remaining Lease Term
Operating leases	4.2 years	4.6 years
Finance leases	1.9 years	2.4 years

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	9.5%
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 16, “Related Party Transactions”) of $6.8 million and $3.2 million during the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income from the Lease Agreement of $13.7 million and $3.2 million, respectively.
At June 30, 2026, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2026 (excluding first six months)	$13,688
2027	27,375
2028	27,375
2029	27,375
2030 (1)	9,125
Total rental income (through April 2030)	$104,938
(1)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. For the three months ended June 30, 2026 and 2025, the Company recorded rental income from the sublease of $0.2 million and $0.2 million, respectively, which is included in the Company’s statement of operations in Other income (expense), net. The Company recorded rental income from the sublease of $0.4 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2026 (excluding first six months)	$383
2027	767
2028	767
2029	767
2030	639
Total rental income	$3,323
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2026	December 31, 2025
Severance costs	$586	$750
Payroll and benefits	2,352	4,006
Legal costs	102	85
Deferred revenue	1,376	716
Financed insurance	682	1,431
Other	1,023	268
Total current accrued liabilities	$6,121	$7,256
Note 9 — Debt
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024, April 2025 and July 2026 (as amended, the “ABL”). The July 2026 amendment extended the maturity date to October 31, 2026 and provides the Company with the option, upon at least thirty days’ written notice prior to the October 2026 maturity, to either (i) extend the term of the Loan Agreement for an additional twelve months from the October 2026 maturity or (ii) terminate the ABL at maturity.
The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of June 30, 2026 and December 31, 2025, the Company had $10.4 million and $3.3 million, respectively, outstanding under the ABL. As of June 30, 2026, the Company had approximately $6.6 million of available borrowings under the ABL. During the three months ended June 30, 2026 and 2025, the Company incurred $0.3 million and $0.2 million, respectively, in interest and fees related to the ABL. During the six months ended June 30, 2026 and 2025, the Company incurred $0.5 million and $0.3 million, respectively, in interest and fees related to the ABL. As of June 30, 2026 and December 31, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.0% per annum. For the three and six months ended June 30, 2026 and 2025, the weighted-average interest rate was 8.75% and 9.5%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance and the borrowing base limit of the ABL. If the ABL is terminated at the October 2026 maturity, the Company is required to pay an early termination fee of $50 thousand. If the ABL is extended for an additional twelve months from the October 2026 maturity and is terminated prior to the end of its extended term, the Company is required to pay an early termination fee of 1.5% of the borrowing base limit of the ABL.
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. In addition, the ABL provides the lender a blanket security interest on all or substantially all of the Company’s assets, excluding the Acquired Assets (defined below). The Company was in compliance with all of the applicable covenants under the ABL as of June 30, 2026.
Related Party Note Payable
In connection with the PWRtek Transactions (see Note 16, “Related Party Transactions”), a component of the consideration paid by the Company consisted of a secured promissory note in the initial principal amount of $40.0 million (the “PWRtek Note”). The Company recorded $0.5 million as deferred financing costs.
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC (“ProFrac GDM”), a subsidiary of ProFrac Holding Corp. (“ProFrac”), in connection with the assignment of the PWRtek Note by ProFrac GDM to PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (the “Note Assignment”). To facilitate the Note Assignment, all parties involved agreed to various amendments, which among other things, removed certain restrictions and other conditions that were outlined under the original PWRtek Note, including the removal of any pre-payment penalty.
As of June 30, 2026 and December 31, 2025, amounts outstanding under the PWRtek Note are as follows (in thousands):

	June 30, 2026	December 31, 2025
PWRtek Note payable	$40,000	$40,000
Less: unamortized debt issuance cost	(368)	(416)
Total PWRtek Note payable	$39,632	$39,584
As of June 30, 2026, the fair value of the PWRtek Note approximated the carrying amount.
Principal payments for future years are as follows (in thousands):

Years ending December 31,	Principal Payments
2026	$—
2027	—
2028	—
2029	—
2030	40,000
Total payments	$40,000
For the three months ended June 30, 2026 and 2025, interest expense related to the PWRtek Note was $1.0 million and $0.7 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the PWRtek Note was $2.0 million and $0.7 million, respectively. At both June 30, 2026 and December 31, 2025, interest payable related to the PWRtek Note was $1.0 million and included in interest payable, related party in the condensed consolidated balance sheets.
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

Note 11 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended June 30,
	2026		2025
U.S. federal statutory tax rate	$2,841	21.0%	$375	21.0%
State income taxes, net of federal benefit	277	2.1%	17	1.0%
Foreign tax effects	(430)	(3.2)%	(176)	(9.9)%
Effect of cross-border tax laws	727	5.4%	169	9.5%
Change in valuation allowance	—	—%	(218)	(12.2)%
Nontaxable or nondeductible items
Stock-based awards	(48)	(0.4)%	(188)	(10.5)%
Executive compensation limit	186	1.4%	4	0.2%
Other	28	0.2%	34	1.9%
Income tax expense and effective rate	$3,581	26.5%	$17	1.0%

	Six months ended June 30,
	2026		2025
U.S. federal statutory tax rate	$4,159	21.0%	$1,518	21.0%
State income taxes, net of federal benefit	432	2.2%	81	1.1%
Foreign tax effects	(397)	(2.0)%	(266)	(3.7)%
Effect of cross-border tax laws	829	4.2%	267	3.7%
Change in valuation allowance	—	—%	(1,401)	(19.4)%
Nontaxable or nondeductible items
Stock-based awards	(205)	(1.0)%	(190)	(2.6)%
Executive compensation limit	320	1.6%	8	0.1%
Other	52	0.2%	64	0.9%
Income tax expense and effective rate	$5,190	26.2%	$81	1.1%
As of June 30, 2026, the Company had U.S. net operating loss carryforwards (“NOLs”) of $180.0 million, including $33.6 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.4 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $75.2 million in certain state NOL carryforwards and $3.2 million in tax credit carryforwards.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 12 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. As of June 30, 2026, the Company was not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
PWRtek Transactions
A component of the consideration paid for the PWRtek Transactions (see Note 16, “Related Party Transactions”) consisted of a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock. The April 2025 Warrant had a seven-year term and could be exercised on a cashless basis for nominal consideration. The fair value of the April 2025 Warrant was $42.7 million. The Company recorded the fair value of the April 2025 Warrant as additional paid in capital within stockholders’ equity, net of $0.5 million of issuance costs, as the April 2025 Warrant was classified as equity. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
Due to ProFrac controlling more than 50% of the Company’s outstanding shares of common stock (see Note 16, “Related Party Transaction”), the acquisition of the Acquired Assets (defined below) qualified as a transfer of assets between entities under common control. As such, the Acquired Assets were recorded at ProFrac’s historical book value of approximately $15.1 million as of April 28, 2025. The total consideration paid by the Company in connection with the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets totaled $92.4 million and was recorded as a reduction to additional paid in capital within stockholders’ equity
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended June 30, 2026 and 2025, the Company withheld approximately 10 thousand shares and 5 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. During the six months ended June 30, 2026 and 2025, the Company withheld approximately 38 thousand shares and 8 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the six months ended June 30, 2025, approximately 3 thousand shares of forfeited stock awards were returned to treasury stock with no corresponding activity for the three months ended June 30, 2025 and the three and six months ended June 30, 2026.
Note 14 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three and six months ended June 30, 2026 and 2025, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.
The calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$9,953	$1,768	$14,617	$7,148

Denominator:
Basic weighted average shares outstanding	36,151	33,947	36,126	31,827
Dilutive effect of the June 2022 warrants	1,951	1,792	1,937	1,738
Dilutive effect of stock options and restricted shares	370	492	346	461
Diluted weighted average shares outstanding	38,472	36,231	38,409	34,026

Basic earnings per share	$0.28	$0.05	$0.40	$0.22
Diluted earnings per share	$0.26	$0.05	$0.38	$0.21

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15— Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2026	2025
Supplemental non-cash operating activities:
PWRtek Transactions (Note 16)
2024 Contract Shortfall Fee offset	$—	$(17,552)
2025 Contract Shortfall Fee (presented on a net basis in accounts receivable, related party)	—	(7,248)
Historic book value of inventory acquired	—	600

Supplemental non-cash investing and financing activities:
PWRtek Transactions (Note 16)
Historic book value of Acquired Assets	—	14,460
PWRtek Note issued	—	(40,000)
Excess consideration over historical asset book value	—	92,400
April 2025 Warrant issued	—	(42,660)

Supplemental cash flow information:
Interest paid	$2,559	$1,072
Income taxes	$114	$60
Equipment Credit (Note 16)	$12,500	$—
Equipment purchases from ProFrac to offset receivables (1)	$3,458	$—
(1)Includes $3.0 million of equipment purchases recorded against the Equipment Credit (as defined in Note 16, “Related Party Transactions”).
Note 16— Related Party Transactions
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services (the “Initial ProFrac Agreement”), upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (“ProFrac Holdings”). Under the Initial ProFrac Agreement, ProFrac Services was obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services’ hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services during the term of the Initial ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year (“Contract Shortfall Fees”).
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
On April 28, 2025, the Company entered into a series of transactions with ProFrac GDM and various subsidiaries of ProFrac (the “PWRtek Transactions”) pursuant to which, among other things, the Company acquired certain mobile power generation assets, certain inventory and related intellectual property (the “Acquired Assets”). Total consideration paid by the Company in connection with the PWRtek Transactions was $107.5 million. Pursuant to an Agreement for Equipment Rental, dated as of April 28, 2025 (the “Lease Agreement”), ProFrac GDM agreed to lease from PWRtek, for a period of six years, twenty-two

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
operating mobile power generation assets, comprised of fourteen digitally enhanced mobile natural gas power generation filtration units and eight gas distribution units and eight additional units, comprised of seven gas distribution units and one mobile natural gas power generation filtration unit (collectively, the “Leased Equipment”). The Lease Agreement provides for fixed rental rates for the Leased Equipment during the first five years of the Lease Agreement and then prevailing market rates during the sixth year. The Lease Agreement does not include a purchase option for the purchase of the Leased Equipment at the end of the Lease Agreement term. See Note 7, “Leases – Lease Agreement Income,” for additional information on the Lease Agreement.
The PWRtek Note was a component of the compensation for the PWRtek Transactions. On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, in connection with the Note Assignment. See Note 9, “Debt,” for additional information on the PWRtek Note and Note Assignment.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) due under the ProFrac Agreement and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”), which was reclassified from Accounts Receivable, related party to Equipment Credit, related party on our unaudited condensed consolidated balance sheets. Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. Pursuant to the OSP Agreement, during the first quarter of 2026, the Company collected $5 million in cash and utilized $0.7 million of the Equipment Credit. The Company collected the remaining $2.2 million in cash during April 2026 and utilized $2.3 million of the Equipment Credit during the second quarter of 2026. The Company expects to utilize the remaining Equipment Credit during the second half of 2026, however any unused amounts would be available for use in 2027 until the full credit is utilized.
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2026 reflect Contract Shortfall Fees of $3.9 million, which is presented within accounts receivable, related party on the Company’s condensed consolidated balance sheet as of June 30, 2026. Related party revenues for the six months ended June 30, 2025 included $15.2 million of Contract Shortfall Fees.
During the three months ended June 30, 2026 and 2025, the Company’s related party revenues were $56.1 million and $33.2 million, respectively. For the three months ended June 30, 2026 and 2025, these revenues were net of amortization of contract assets of $2.4 million and $1.4 million, respectively. Cost of sales attributable to these revenues were $42.3 million and $22.3 million, respectively, for the three months ended June 30, 2026 and 2025.
During the six months ended June 30, 2026 and 2025, the Company’s related party revenues were $108.0 million and $64.1 million, respectively. For the six months ended June 30, 2026 and 2025, these revenues were net of amortization of contract assets of $4.7 million and $2.9 million, respectively. Cost of sales attributable to these revenues were $82.2 million and $43.5 million, respectively, for the six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025 our accounts receivable from ProFrac was $70.7 million and $64.2 million, respectively, which is recorded in accounts receivable, related party on the condensed consolidated balance sheets.
As of June 30, 2026, our accounts payable with ProFrac was $0.2 million, which is recorded in accounts payable on the condensed consolidated balance sheets. There was $0.3 million due to ProFrac included in accounts payable as of December 31, 2025.
ProFrac Holdings or its affiliates beneficially owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants, as of June 30, 2026. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Revenue from external customers
Products	$29,971	$5,007	$—	$34,978
Services	1,143	1,365	—	2,508
Rental revenue	—	5,739	—	5,739
Total revenue from external customers	31,114	12,111	—	43,225
Revenue from related party
Products	49,047	170	—	49,217
Services	24	57	—	81
Rental revenue	—	6,844	—	6,844
Total revenue from related parties	49,071	7,071	—	56,142
Cost of sales	68,424	7,160	—	75,584
Gross profit	11,761	12,022	—	23,783
Selling, general and administrative	2,416	1,294	4,026	7,736
Other segment items	559	565	37	1,161
Income (loss) from operations	$8,786	$10,163	$(4,063)	$14,886

Reconciliation of profit to income before income taxes:
Interest expense			$(1,371)	$(1,371)
Other income, net			19	19
Income before income taxes				$13,534

2025
Revenue from external customers
Products	$21,755	$1,820	$—	$23,575
Services	788	819	—	1,607
Total revenue from external customers	22,543	2,639	—	25,182
Revenue from related party
Products	29,830	—	—	29,830
Services	47	63	—	110
Rental	—	3,228	—	3,228
Total revenue from related parties	29,877	3,291	—	33,168
Cost of sales	41,753	2,190	—	43,943
Gross profit	10,667	3,740	—	14,407
Selling, general and administrative	2,155	1,128	3,513	6,796
Asset acquisition expense	—	4,195	—	4,195
Other segment items	463	336	30	829
Income (loss) from operations	$8,049	$(1,919)	$(3,543)	$2,587

Reconciliation of profit to income before income taxes:
Interest expense			(983)	(983)
Other income, net			181	181
Income before income taxes				$1,785
Other segment items for the three months ended June 30, 2026 include depreciation of $0.2 million and $0.4 million in the CT and DA segments, respectively; and R&D costs of $0.4 million and $0.1 million in the CT and DA segments, respectively.
Other segment items for the three months ended June 30, 2025 include depreciation of $0.2 million and $0.2 million in the CT and DA segments, respectively; R&D costs of $0.3 million and $0.2 million in the CT and DA segments, respectively; and gain on the sale of property and equipment of $7 thousand in the CT segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Revenue from external customers
Products	$43,813	$6,806	$—	$50,619
Services	2,043	2,673	—	4,716
Rental revenue	—	6,055	—	6,055
Total revenue from external customers	45,856	15,534	—	61,390
Revenue from related party
Products	93,973	224	—	94,197
Services	39	104	—	143
Rental revenue	—	13,688	—	13,688
Total revenue from related parties	94,012	14,016	—	108,028
Cost of sales	120,298	9,796	—	130,094
Gross profit	19,570	19,754	—	39,324
Selling, general and administrative	4,647	2,351	7,663	14,661
Other segment items	1,009	1,106	73	2,188
Income (loss) from operations	$13,914	$16,297	$(7,736)	$22,475

Reconciliation of profit to income before income taxes:
Interest expense			$(2,703)	$(2,703)
Other income, net			35	35
Income before income taxes				$19,807

2025
Revenue from external customers
Products	$43,019	$3,482	$—	$46,501
Services	1,533	1,571	—	3,104
Total revenue from external customers	44,552	5,053	—	49,605
Revenue from related party
Products	60,530	—	—	60,530
Services	76	273	—	349
Rental	—	3,228	—	3,228
Total revenue from related parties	60,606	3,501	—	64,107
Cost of sales	83,048	3,808	—	86,856
Gross profit	22,110	4,746	—	26,856
Selling, general and administrative	4,322	2,075	6,681	13,078
Asset acquisition costs	—	4,195	—	4,195
Other segment items	848	520	61	1,429
Income (loss) from operations	$16,940	$(2,044)	$(6,742)	$8,154

Reconciliation of profit to income before income taxes:
Interest expense			(1,212)	(1,212)
Other income, net			287	287
Income before income taxes				$7,229
Other segment items for the six months ended June 30, 2026 include depreciation of $0.4 million and $0.9 million in the CT and DA segments, respectively; and R&D costs of $0.6 million and $0.2 million in the CT and DA segments, respectively.
Other segment items for the six months ended June 30, 2025 include depreciation of $0.3 million and $0.2 million in the CT and DA segments, respectively; R&D costs of $0.5 million and $0.3 million in the CT and DA segments, respectively; and gain on the sale of property and equipment of $7 thousand in the CT segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets by reportable segments and corporate and other are as follows (in thousands):

	June 30, 2026	December 31, 2025
Chemistry Technologies	$186,236	$161,332
Data Analytics	49,093	19,179
Corporate and Other	32,707	39,538
Total assets	$268,036	$220,049
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Additions to long-lived assets	$148	$3,862	$185	$4,195

2025
Additions to long-lived assets	$1,050	$14,681	$39	$15,770
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and six months ended June 30, 2026 and 2025, no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
U.S. (1)	$88,735	$54,426	$157,107	$105,895
UAE	10,293	3,417	11,530	6,857
Other countries	339	507	781	960
Total revenue	$99,367	$58,350	$169,418	$113,712
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended June 30, 2026
Customer A (related party)	$56,142	56.5%

Three months ended June 30, 2025
Customer A (related party)	$33,168	56.8%

	Revenue	% of Total Revenue
Six months ended June 30, 2026
Customer A (related party)	$108,028	63.8%

Six months ended June 30, 2025
Customer A (related party)	$64,107	56.4%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The concentration with ProFrac and in the oil and gas industry increases credit, commodity and business risk.
Accounts receivable from major external customers, as a percentage of non-related party accounts receivable, is as follows (in thousands):

	Accounts Receivable	% of Total Non-Related Party Accounts Receivable
As of June 30, 2026
Customer A	$14,894	34.3%
Customer C	$8,528	19.6%

As of December 31, 2025
Customer A	$8,525	44.8%
Customer B	$3,001	15.8%
Please see Note 16 - “Related Party Transactions” for additional information regarding accounts receivable with ProFrac.
Major Suppliers
Expenditures with major suppliers, as a percentage of consolidated supplier expenditure, are as follows (in thousands):

Three months ended June 30,	Expenditure	% of Total Expenditure

2026
Supplier A	$23,624	33.7%
Supplier B	7,808	11.2%

2025
Supplier A	$9,182	28.1%
Supplier B	6,171	18.9%
Supplier C	3,430	10.5%

Six months ended June 30,	Expenditure	% of Total Expenditure

2026
Supplier A	$36,098	25.1%
Supplier B	17,840	12.4%
Supplier D	16,935	11.8%

2025
Supplier A	$17,068	24.4%
Supplier B	10,933	15.6%
Note 18 — Subsequent Events
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2026 through the date at which the Company’s interim financial statements are available to be issued and has determined that there have been no material events, other than discussed below, that would require disclosure in the June 30, 2026 interim financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PREPA Contract
On July 31, 2026, the Company was notified by the Puerto Rico Electric Power Authority (“PREPA”), the electric utility for the Commonwealth of Puerto Rico, that the Company had been awarded a 10-year contract to support natural gas-fired grid enhancement initiatives for PREPA (the “PREPA Contract”). Under the PREPA Contract, the Company is providing its proprietary PWRtek platform, including up to 40 MW of primary power generation capacity and up to six pairs of smart conditioning and distribution skids. At full deployment, annual revenue is expected to total approximately $40 million, with a potential 10-year revenue backlog of approximately $400 million. Support equipment is expected to begin deployment in the fourth quarter of 2026, with the initial power generation equipment and conditioning and distribution skids expected by the end of the first quarter of 2027.

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
Recent Events
On March 3, 2026, the Company announced that it had been awarded its first contract to deliver power services for utilities infrastructure support. Under the agreement, the Company expects to coordinate the installation of up to 50 megawatts (“MW”) of power generation equipment including the Company’s gas distribution and conditioning assets to support critical federal disaster recovery initiatives (the “Utility Support Contract”). The initial term of the Utility Support Contract is for six months, with customer option to extend to four years. During the three and six months ended June 30, 2026, the Company recorded $5.9 million and $6.6 million, respectively, in revenue related to the Utility Support Contract. Initial power generation under the Utility Support Contract has been paused due to infrastructure delays. The Company and the customer are evaluating options to extend the Utility Support Contract beyond the initial term, but there is no assurance that the Utility Support Contract will be extended or that the delays will be resolved.
On March 12, 2026, the Company and ProFrac Holding Corp (“ProFrac”) entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) amount due under the ProFrac Agreement and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”). Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the DA segment, with the costs of such equipment to be offset by the Equipment Credit. Pursuant to the OSP Agreement, during the first quarter of 2026, the Company received $5 million in cash and utilized $0.7 million of the Equipment Credit. The Company received the remaining $2.2 million in cash in April 2026 and utilized $2.3 million of the Equipment Credit during the second quarter of 2026. The Company expects to utilize the remaining Equipment Credit during the second half of 2026, however any unused amounts would be available for use in 2027 until the full credit is utilized.
On July 31, 2026, the Company was notified by the Puerto Rico Electric Power Authority (“PREPA”), the electric utility for the Commonwealth of Puerto Rico, that the Company had been awarded a 10-year contract to support natural gas-fired grid enhancement initiatives for PREPA (the “PREPA Contract”). Under the PREPA Contract, the Company is providing its proprietary PWRtek platform, including up to 40 MW of primary power generation capacity and up to six pairs of smart conditioning and distribution skids. At full deployment, annual revenue is expected to total approximately $40 million, with a potential 10-year revenue backlog of approximately $400 million. Support equipment is expected to begin deployment in the fourth quarter of 2026, with the initial power generation equipment and conditioning and distribution skids expected by the end of the first quarter of 2027.

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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2025 was January 1, 2025 through December 31, 2025. Related party revenues for the six months ended June 30, 2025 reflect Contract Shortfall Fees of $15.2 million. The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2026 reflect Contract Shortfall Fees of $3.9 million.
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
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For each of the three months ended June 30, 2026 and 2025, the Company incurred $0.5 million of research and development expense. For the six months ended June 30, 2026 and 2025, the Company incurred $0.9 million and $0.8 million, respectively, of research and development expense. The Company expects that its 2026 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.

Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. Revenue during the six months ended June 30, 2026 increased 49% as compared to the 2025 period. We expect to grow revenues from the CT and DA segments through the remainder of 2026, as compared to 2025. Our outlook is based upon market conditions we perceive today. The oil and gas industry is highly cyclical.
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
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Revenues from the CT segment during the first half of 2026 increased 33% as compared to the first half of 2025. Based upon our results during the first half of 2026, and customer commitments, we anticipate stable demand for our chemistry during the remainder of 2026. Our expectations are in part based upon our current outlook on oil and gas prices, as well as an assumption that the scope of the ongoing conflicts in the Middle East does not materially expand.
As a result of the continued growth in the exportation of natural gas, as well as the increased utilization of natural gas to generate electricity, we expect the demand for natural gas to continue to increase over the next twelve to thirty-six months. Higher natural gas prices would likely increase activity in the Haynesville shale basin, an area where we expect our established presence, expertise and capabilities could provide growth.
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2026. During the first half of 2026, revenue from international customers totaled $12.3 million as compared to $7.8 million during the first half of 2025. Our outlook for growth in the Middle East could be impacted by the ongoing military conflicts.
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
To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques designed to further enhance the value of our installations. Automated Interface Detection Algorithm (“AIDA”) provides real-time detection of interfaces in a pipeline without the need for additional sampling or chemometric modeling. Our application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces real-time compared to traditional manual lab analysis. We believe this allows customers to cut batches quickly and accurately, reduce transmix times and minimize off-spec product that requires downgrades.
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Item 1. Financial Statements - Note 16,” as well as the Utility Support Contract, we are gaining traction leveraging the Verax™ in applications where operators, service companies and power providers are using lower cost field gas as a substitute for diesel or compressed natural gas in dual fuel engines as the market moves to Tier 4 equipment and electric powered drilling rigs and frack equipment. Analyzing gas quality in real-time is designed to allow companies to maximize the field gas substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs and protecting equipment from damage. In addition, we believe the Acquired Assets (as described under “Item 1. Financial Statements - Note 16”) and similar assets being constructed utilizing the Equipment Credit can support numerous vertical markets, including areas outside of the oil and gas industry, such as grid and emergency remote power support and power needs associated with data centers.
The Lease Agreement described under “Item 1. Financial Statements - Note 16” above has had and we expect it to continue to have a significant impact on the future financial results of our DA segment. We expect full-year 2026 revenues from just the Lease Agreement to total approximately $27.0 million, as compared to $27.5 million in total DA revenues from all sources for the year ended December 31, 2025. During the first half of 2026, DA segment revenue increased 245% as compared to the first half of 2025. We expect our DA segment revenue during the second half of 2026 to continue to exceed prior year results.
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
Consolidated Results of Operations (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from external customers	$43,225	$25,182	$61,390	$49,605
Revenue from related party	56,142	33,168	108,028	64,107
Total revenues	99,367	58,350	169,418	113,712
Cost of sales	75,584	43,943	130,094	86,856
Cost of sales %	76.1%	75.3%	76.8%	76.4%
Gross profit	23,783	14,407	39,324	26,856
Gross profit %	23.9%	24.7%	23.2%	23.6%
Selling general and administrative	7,736	6,796	14,661	13,078
Selling general and administrative %	7.8%	11.6%	8.7%	11.5%
Asset acquisition expenses	—	4,195	—	4,195
Depreciation	664	374	1,295	626
Research and development	497	455	893	810
Gain on sale of property and equipment	—	—	—	(7)
Income from operations	14,886	2,587	22,475	8,154
Operating margin %	15.0%	4.4%	13.3%	7.2%
Interest and other (expense) income, net	(1,352)	(802)	(2,668)	(925)
Income before income taxes	13,534	1,785	19,807	7,229
Income tax expense	(3,581)	(17)	(5,190)	(81)
Net income	$9,953	$1,768	$14,617	$7,148
Net income %	10.0%	3.0%	8.6%	6.3%
For the three months ended June 30, 2026 and 2025
Consolidated revenue for the three months ended June 30, 2026 increased $41.0 million, or 70%, versus the same period of 2025, driven by increased external customer product sales, including international chemistry, increased sales volumes under the ProFrac Agreement, a $3.6 million increase in revenue attributable to the Lease Agreement and $5.9 million in revenue attributable to the Utility Support Contract, partially offset by a decrease in accrued Contract Shortfall Fees of $6.5 million. Related party revenues in the CT segment are net of $2.4 million and $1.4 million of contract assets amortization for the three months ended June 30, 2026 and 2025, respectively.

Consolidated cost of sales for the three months ended June 30, 2026 increased $31.6 million, or 72%, versus the same period of 2025, primarily due to increased product sales and increased costs related to the Lease Agreement and Utility Support Contract. Consolidated cost of sales as a percentage of revenue was 76% and 75% for the three months ended June 30, 2026 and 2025, respectively.
SG&A expenses for the three months ended June 30, 2026 increased $0.9 million, or 14%, versus the same period of 2025. The increase relates primarily to increased stock compensation expense and increased professional fees.
Income from operations increased $12.3 million for the three months ended June 30, 2026, versus the same period in 2025. The increase was primarily driven by a $9.4 million increase in gross profit and asset acquisition expenses of $4.2 million for the three months ended June 30, 2025 with no corresponding activity for 2026. The increase in income from operations was partially offset by a $0.9 million increase in SG&A expenses and a $0.3 million increase in depreciation expenses during the three months ended June 30, 2026 as compared to the same period of 2025.
Interest and other expense for the three months ended June 30, 2026 increased $0.5 million driven by increases in interest payments as a result of the PWRtek Note compared to the same period of 2025.
The Company had income tax expense of $3.6 million and $17 thousand for the three months ended June 30, 2026 and 2025, respectively. The increase in tax expense includes the impact of the partial release of the valuation allowance during the third quarter of 2025 as described under “Item 1. Financial Statements - Note 11.”
For the six months ended June 30, 2026 and 2025
Consolidated revenue for the six months ended June 30, 2026 increased $55.7 million, or 49%, versus the same period of 2025, driven by increased sales volumes under the ProFrac Agreement, including international chemistry, a $10.5 million increase in revenue attributable to the Lease Agreement for six months ended June 30, 2026 compared to the same period of 2025, and $6.6 million in revenue attributable to the Utility Support Contract. Increases in revenues for the period were partially offset by a decrease in accrued Contract Shortfall Fees of $3.5 million. Related party revenues in the CT segment are net of $4.7 million and $2.9 million of contract assets amortization for the six months ended June 30, 2026 and 2025, respectively.
Consolidated cost of sales for the six months ended June 30, 2026 increased $43.2 million, or 50%, versus the same period of 2025, primarily due to increased product sales and increased costs related to the Lease Agreement and Utility Support Contract. Consolidated cost of sales as a percentage of revenue was 77% and 76% for the six months ended June 30, 2026 and 2025, respectively.
SG&A expenses for the six months ended June 30, 2026 increased $1.6 million, or 12%, versus the same period of 2025. The increase relates primarily to increased salaries, stock compensation expense and increased professional fees. As a percentage of revenue, SG&A declined to 8.7% during the six months ended June 30, 2026, as compared to 11.5% during the 2025 six-month period.
Income from operations increased $14.3 million for the six months ended June 30, 2026, versus the same period in 2025. The increase was primarily driven by a $12.5 million increase in gross profit and asset acquisition expenses of $4.2 million for the six months ended June 30, 2025 with no corresponding activity for 2026. The increase in income from operations was partially offset by a $1.6 million increase in SG&A expenses and a $0.7 million increase in depreciation expenses during the six months ended June 30, 2026 as compared to the same period of 2025.
Interest and other expense for the six months ended June 30, 2026 increased $1.7 million driven by an increase in interest payments as a result of the PWRtek Note compared to the same period of 2025.
The Company had income tax expense of $5.2 million and $81 thousand for the six months ended June 30, 2026 and 2025, respectively. The increase in tax expense includes the impact of the partial release of the valuation allowance during the third quarter of 2025 as described under “Item 1. Financial Statements - Note 11.”

Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from external customers	$31,114	$22,543	$45,856	$44,552
Revenue from related party	49,071	29,877	94,012	60,606
Income from operations	8,786	8,049	13,914	16,940
CT revenue from external customers for the three months ended June 30, 2026 increased $8.6 million, or 38%, compared to the same period of 2025 driven primarily by increased product volumes, including international sales. Revenue from related party for the three months ended June 30, 2026 increased $19.2 million compared to the same period of 2025, primarily driven by increased product volumes, partially offset by decreased accrued Contract Shortfall Fees and increased contract amortization.
CT revenue from external customers for the six months ended June 30, 2026 increased $1.3 million, or 3%, compared to the same period of 2025 driven primarily by increased product volumes. Revenue from related party for the six months ended June 30, 2026 increased $33.4 million compared to the same period of 2025, primarily driven by increased product volumes, partially offset by decreased accrued Contract Shortfall Fees and increased contract amortization.
Income from operations for the CT segment for the three months ended June 30, 2026 increased $0.7 million compared to the same period of 2025. The increase was driven by a $1.1 million increase in gross profit for the three months ended June 30, 2026, which included a $6.5 million decrease in Contract Shortfall Fees.
Income from operations for the CT segment for the six months ended June 30, 2026 decreased $3.0 million compared to the same period of 2025. The decrease was driven by a $2.5 million decrease in gross profit for the six months ended June 30, 2026, which included a $3.5 million decrease in Contract Shortfall Fees as compared to the 2025 six-month period.
Data Analytics Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from external customers	12,111	$2,639	$15,534	$5,053
Revenue from related party	7,071	3,291	14,016	3,501
Income (loss) from operations	10,163	(1,919)	16,297	(2,044)
DA revenue from external customers for the three months ended June 30, 2026 increased $9.5 million, or 359%, compared to the same period of 2025 primarily due to $5.9 million in revenue attributable to the Utility Support Contract in 2026, with no corresponding contract for the same period of 2025, and increased product volumes. Revenue from related party for the three months ended June 30, 2026 increased $3.8 million compared to the same period of 2025 primarily due to the Lease Agreement in 2026. The Lease Agreement closed in late-April 2025, limiting the impact during the second quarter of 2025.
DA revenue from external customers for the six months ended June 30, 2026 increased $10.5 million, or 207%, compared to the same period of 2025 primarily due to increased volumes, increased service revenue and $6.6 million in revenue attributable to the Utility Support Contract in 2026 with no corresponding contract for the same period of 2025. Revenue from related party for the six months ended June 30, 2026 increased $10.5 million compared to the same period of 2025 primarily due to the Lease Agreement in 2026. The Lease Agreement closed in late-April 2025, limiting the impact during the six-month 2025 period.
Income from operations for the DA segment for the three months ended June 30, 2026 increased $12.1 million compared to the same period for 2025 primarily driven by the Lease Agreement, Utility Support Contract and increased activity, partially offset by increased materials costs.
Income from operations for the DA segment for the six months ended June 30, 2026 increased $18.3 million compared to the same period for 2025 primarily driven by the Lease Agreement, Utility Support Contract and increased activity, partially offset by increased materials costs.

Corporate and Other Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss from operations	$(4,063)	$(3,543)	$(7,736)	$(6,742)

Loss from operations for the three months ended June 30, 2026 increased $0.5 million, or 15%, compared to the same period of 2025 primarily attributable to increased administrative costs. Loss from operations for the six months ended June 30, 2026 increased $1.0 million, or 15%, compared to the same period of 2025 primarily attributable to increased administrative costs.
Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of equipment and funding obligations as they become due. During the six months ended June 30, 2026, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below) and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, the collection of future Contract Shortfall Fees as described below, and availability under the ABL will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.
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
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the six months ended June 30, 2026 reflect Contract Shortfall Fees of $3.9 million.
As of June 30, 2026 and December 31, 2025, the Company had unrestricted cash and cash equivalents of $4.4 million and $5.7 million, respectively. In addition, as of August 3, 2026, the Company had approximately $15 million in available borrowings under the ABL. During the six months ended June 30, 2026, the Company had $22.5 million of operating income, $6.6 million of cash used in operating activities, $1.2 million of cash used in investing activities and $6.4 million of cash provided by financing activities.
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024, April 2025 and July 2026 (as amended, the “ABL”). The July 2026 amendment extended the maturity to October 31, 2026 and provides the Company with the option, upon at least thirty days’ written notice prior to the October 2026 maturity, to either (i) extend the term of the Loan Agreement for an additional twelve months from the October 2026 maturity or (ii) terminate the ABL at maturity. The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of June 30, 2026, the Company had $10.4 million outstanding under the ABL. During the six months ended June 30, 2026, the Company incurred $1.0 million in interest and fees related to the ABL. As of June 30, 2026, the Company recorded $0.1 million of unamortized deferred financing costs related to the ABL.

Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the six months ended June 30, 2026, the weighted-average interest rate was 8.75%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated at the October 2026 maturity, the Company is required to pay an early termination fee of $50 thousand. If the ABL is extended for an additional twelve months from the October 2026 maturity and is terminated prior to the end of its extended term, the Company is required to pay an early termination fee of 1.5% of the borrowing base limit of the ABL.
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
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(6,580)	$2,822
Net cash used in investing activities	(1,239)	(1,302)
Net cash provided by (used in) financing activities	6,433	(740)
Effect of changes in exchange rates on cash and cash equivalents	57	(155)
Net change in cash and cash equivalents and restricted cash	$(1,329)	$625
Operating Activities
Net cash used in operating activities was $6.6 million during the six months ended June 30, 2026 compared to net cash provided by operating activities of $2.8 million for the same period of 2025. Consolidated net income for the six months ended June 30, 2026 was $14.6 million compared to consolidated net income of $7.1 million for the six months ended June 30, 2025.
During the six months ended June 30, 2026, non-cash adjustments to net income totaled $14.6 million as compared to $5.9 million for the same period of 2025.
•For the six months ended June 30, 2026, non-cash adjustments included a $4.7 million tax expense, $2.0 million of stock compensation expense, $4.7 million amortization of contract assets, a $1.1 million increase in the provision for excess and obsolete inventory and $0.4 million of non-cash lease expense.
•For the six months ended June 30, 2025, non-cash adjustments included non-cash positive adjustments of $1.1 million of stock compensation expense, $2.9 million amortization of contract assets and $0.6 million of non-cash lease expense.
During the six months ended June 30, 2026, changes in working capital used $35.8 million of cash as compared to $10.2 million for the same period of 2025.
•For the six months ended June 30, 2026, changes in working capital resulted primarily from increased third party accounts receivable of $24.6 million, an increase in related party accounts receivable of $19.5 million, increases in net inventories of $16.6 million, operating lease liabilities of $0.7 million and decreased accrued liabilities of $1.1 million partially offset by an increase in accounts payable of $26.2 million.
•For the six months ended June 30, 2025, changes in working capital resulted primarily from an increase in related party accounts receivable of $2.5 million, increased third party accounts receivable of $5.1 million, decreased accrued liabilities and operating lease liabilities of $1.9 million and $0.9 million, respectively, and decreases in accounts payable of $1.7 million, partially offset by a decrease in net inventories of $1.4 million along with an increase in interest payable of $0.7 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $1.2 million and $1.3 million, respectively, primarily driven by $1.2 million and $1.3 million in capital expenditures for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures for the six months ended June 30, 2026 are net of the $3.0 million of Equipment Credit used for the period.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $6.4 million and relates primarily to $7.1 million in net proceeds from the ABL, and proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises, partially offset by payments to tax authorities for shares withheld from employees and payments for finance leases. Net cash used in financing activities was $0.7 million for the six months ended June 30, 2025, and relates primarily to $0.3 million in net payments on the ABL, payments for loan origination costs on the PWRtek Note, the issuance cost of the April 2025 Warrant and payments to tax authorities for shares withheld from employees, partially offset by proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises.
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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2025 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition and/or future results. As of June 30, 2026, there have been no material changes in our risk factors from those set forth in the 2025 Annual Report, other than the risk factor set below. The risks described in the 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Our power services contracts are subject to significant risks and uncertainties that could prevent us from realizing expected revenues.
We have entered into contracts to provide power generation services and equipment in connection with infrastructure and utility projects, including (i) the Utility Support Contract announced in March 2026, under which we are coordinating the installation of up to 50 MW of power generation equipment to support federal disaster recovery initiatives, and (ii) the PREPA Contract announced in August 2026, a 10-year agreement to support a 400 MW natural gas-fired power generation project for the Puerto Rico Electric Power Authority (“PREPA”), under which we are providing our proprietary PWRtek platform, including up to 40 MW of primary power generation capacity. In each case, our ability to generate and sustain revenue under these contracts is dependent upon the successful execution and continued operation of projects involving third-party participants over whom we have limited or no control. With respect to the PREPA Contract, approximately 90% of the project’s power generation capacity and execution is being provided by third parties. Our ability to realize the expected revenues under that contract is dependent upon the successful completion and continued operation of the overall project by all participants. With respect to the Utility Support Contract, the initial term is six months and is subject to extension at the customer’s option; initial power generation under the contract has been paused due to infrastructure delays, and there can be no assurance that the contract will be extended beyond the initial term or that the delays will be resolved. These power services contracts are subject to numerous risks and contingencies outside of our control and contractual scope, including, but not limited to: securing adequate and uninterrupted fuel supply; obtaining and maintaining permits and governmental approvals; establishing and maintaining grid interconnection; satisfying bonding and financing requirements; timely delivery of third-party equipment; construction execution and scheduling by other project participants; power interruptions and grid instability; integration of systems provided by multiple contractors; changes in government policy, funding priorities, or utility governance; geopolitical instability or armed conflict; and hurricanes, tropical storms, landslides, flooding, and other severe weather events. Any one or more of these factors could result in significant delays, increased costs, contract termination, or failure to complete a project, which could materially impair or eliminate our ability to generate revenue under these contracts. There can be no assurance that these projects will be completed on the anticipated timeline or at all, or that, even if completed, they will generate the expected level of revenues over their respective contract terms. Our power services business is an emerging line of business for the Company, and we have limited operating history in providing infrastructure-scale power generation services. As we pursue additional power services opportunities, including potential expansion into grid power, data center support, and other infrastructure verticals, we could encounter similar third-party execution risks, as well as risks related to scaling operations, managing capital commitments for equipment, and entering new regulatory environments.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended June 30, 2026 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	9,561	$19.61
June 1, 2026 to June 30, 2026	—	$—
Total	9,561
(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1
Third Amendment to That Certain Revolving Loan and Security Agreement, effective July 15, 2026, among Flotek Industries, Inc., Flotek Chemistry, LLC and JP3 Measurement, LLC, as borrowers, and Amerisource Funding, Inc., as lender. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 17, 2026).

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

Date: August 6, 2026

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)