Form 10-Q
period 2026-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2026-11-06
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At November 2, 2026, there were 36,281,571 outstanding shares of the registrant’s common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise requires, the terms “Flotek,” the "Company," "we," "us" and "our" refer to Flotek Industries, Inc. and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q, and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include, but are not limited to, statements regarding the Company’s financial outlook and expected operating results; the amount, timing and funding of the Company’s planned capital expenditures, including the Data Analytics capital investment plan, and the expected benefits thereof; anticipated revenues under the Company’s long-term contracts, including the ProFrac Agreement (defined below) and Contract Shortfall Fees (defined below) thereunder, the Lease Agreement (defined below) and the Utility Support Contract (as defined below); the total term of such contracts and the likelihood of their extension, renewal or early termination; the timing of the scaling and deployment of equipment; the total power capacity and operating performance of equipment once deployed; the Company’s ability to perform under and satisfy the terms and conditions of its contracts; the expansion of the Company’s technologies into new markets and applications, including behind-the-meter power generation and other industrial and infrastructure applications; the expected growth of the Company’s international operations; the anticipated use of proceeds from, and the Company’s ability to comply with the terms of, the Credit Agreement (defined below) and the ABL (defined below); the expected outcome, costs and effects of the Securities Class Action and the Derivative Action (each as defined in Part II, Item 1A — “Risk Factors” of this Quarterly Report) and any other legal proceedings; the effects of the termination of the PREPA Contract (defined below) and any related claims or disputes; estimates, projections, and statements related to the Company’s business plan or performance under the ProFrac Agreement, Lease Agreement, or Utility Support Contract; and assumptions upon which those statements are based. Although the forward-looking statements contained in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known to management and are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target,” “think,” “likely,” “project,” “seek” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term contracts or amendments thereto and the potential value thereof or potential revenue or liquidated damages thereunder. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. Factors that could cause actual results to differ materially from anticipated results include, without limitation: the Company’s dependence on ProFrac Services, a related party, for a significant portion of its revenue, and the effect of changes in ProFrac Services’ activity levels, financial condition or purchasing decisions; the Company’s indebtedness, including under the Credit Agreement and the ABL, and its ability to comply with the covenants and other restrictions thereunder; the Company’s ability to execute its capital investment plan on budget and on schedule; demand for and pricing of the Company’s products and services, which are affected by oil and natural gas prices and drilling and completion activity; the Company’s ability to successfully commercialize its technologies outside of oil and gas; risks associated with international operations, including in the Middle East; the outcome of the Securities Class Action, the Derivative Action and any other investigations or legal proceedings, including the costs of defending such matters, the availability and adequacy of insurance coverage, and the diversion of management’s attention; volatility in the market price of the Company’s common stock, including as a result of reports published by short sellers; and risks related to the Company’s projects that are outside the Company's control, including, without limitation, securing fuel supply, international logistics, obtaining permits and governmental approvals, satisfying bonding, performance security and financing requirements, third-party equipment delivery, construction execution and scheduling, meeting execution deadlines and integrating systems, actions taken by governmental, regulatory or oversight authorities, including the termination, modification or invalidation of contracts such as the PREPA Contract, disputes among project participants, changes in government policy, tariffs and trade restrictions, political and regulatory developments, geopolitical instability or armed conflicts, severe weather events, and other factors that could impact project timing, costs, or performance.
3

A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements includes, but is not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report” or “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 and Part II, Item 1A — “Risk Factors” in this Quarterly Report, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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
The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q and related disclosures and our 2025 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,275	$5,731
Restricted cash	105	104
Accounts receivable, net of allowance for credit losses of $1,109 and $764 at September 30, 2026 and December 31, 2025, respectively	66,015	19,043
Accounts receivable, related party, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025	72,621	64,204
Equipment credit, related party	8,230	—
Inventories, net	33,722	10,629
Other current assets	1,963	3,445
Current contract asset	9,185	7,621
Total current assets	213,116	110,777
Long-term contract asset	46,479	55,115
Property and equipment, net	24,541	20,344
Right-of-use assets	3,094	3,083
Deferred tax assets, net	22,372	29,152
Other long-term assets	1,509	1,578
TOTAL ASSETS	$311,111	$220,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,485	$48,317
Accrued liabilities	6,903	7,256
Income taxes payable	1,293	258
Interest payable	151	—
Interest payable, related party	—	1,008
Current portion of operating lease liabilities	1,574	1,251
Current portion of finance lease liabilities	164	153
Asset-based loan	7,933	3,332
Total current liabilities	92,503	61,575
Deferred revenue, long-term	51	—
Term loan facility, net of deferred financing costs, including $11,671 held by related party, net of deferred financing costs	70,028	—
Note payable - related party, net of deferred financing costs	—	39,584
Long-term operating lease liabilities	4,912	5,608
Long-term finance lease liabilities	100	224
TOTAL LIABILITIES	167,594	106,991
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 37,440,565 shares issued and 36,218,789 shares outstanding at September 30, 2026; 31,320,960 shares issued and 30,130,480 shares outstanding at December 31, 2025	4	3
Additional paid-in capital	438,129	434,964
Accumulated other comprehensive income	155	96
Accumulated deficit	(257,857)	(285,780)
Treasury stock, at cost; 1,221,776 and 1,190,480 shares at September 30, 2026 and December 31, 2025, respectively	(36,914)	(36,225)
Total stockholders’ equity	143,517	113,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,111	$220,049
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue from external customers	$56,942	$22,941	$118,332	$72,546
Revenue from related party	57,410	33,090	165,438	97,197
Total revenues	114,352	56,031	283,770	169,743
Cost of sales	86,957	38,248	217,051	125,104
Gross profit	27,395	17,783	66,719	44,639
Operating costs and expenses:
Selling, general, and administrative	8,511	7,384	23,172	20,462
Asset acquisition expenses	—	167	—	4,362
Depreciation	666	581	1,961	1,207
Research and development	473	549	1,366	1,359
Gain on sale of property and equipment	(208)	—	(208)	(7)
Total operating costs and expenses	9,442	8,681	26,291	27,383
Income from operations	17,953	9,102	40,428	17,256
Other expense:
Interest expense	(1,416)	(1,351)	(4,119)	(2,563)
Loss on extinguishment of debt	(242)	—	(242)	—
Other income, net	59	(8)	94	279
Total other expense	(1,599)	(1,359)	(4,267)	(2,284)
Income before income taxes	16,354	7,743	36,161	14,972
Income tax (expense) benefit	(3,048)	12,612	(8,238)	12,531
Net income	$13,306	$20,355	$27,923	$27,503

Income per common share:
Basic	$0.37	$0.57	$0.77	$0.83
Diluted	$0.34	$0.53	$0.72	$0.78

Weighted average common shares:
Weighted average common shares used in computing basic income per common share	36,174	35,868	36,142	33,189
Weighted average common shares used in computing diluted income per common share	38,684	38,137	38,522	35,420

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$13,306	$20,355	$27,923	$27,503
Other comprehensive income:
Foreign currency translation adjustment	2	13	59	(142)
Comprehensive income	$13,308	$20,368	$27,982	$27,361

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$27,923	$27,503
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	—	(127)
Amortization of contract assets	7,072	4,210
Depreciation	1,961	1,207
Amortization of deferred financing costs	257	252
Loss on extinguishment of debt	242	—
Provision for credit losses, net of recoveries	383	555
Provision for excess and obsolete inventory	1,172	307
Gain on sale of property and equipment	(208)	(7)
Non-cash lease expense	587	840
Stock compensation expense	3,020	1,706
Deferred income tax expense (benefit)	6,780	(12,773)
Changes in current assets and liabilities:
Accounts receivable	(47,355)	(9,936)
Accounts receivable, related party	(21,396)	(10,013)
Inventories	(23,764)	462
Income tax receivable	32	(32)
Other assets	1,379	724
Accounts payable	26,168	(3,000)
Accrued liabilities	(302)	(874)
Operating lease liabilities	(971)	(1,204)
Income taxes payable	1,035	149
Interest payable	151	—
Interest payable, related party	(1,008)	1,008
Net cash (used in) provided by operating activities	(16,842)	957
Cash flows from investing activities:
Capital expenditures	(1,702)	(1,697)
Proceeds from sale of assets	—	7
Net cash used in investing activities	(1,702)	(1,690)
Cash flows from financing activities:
Proceeds from term loan facility	62,500	—
Term loan facility issuance cost	(4,875)	—
Payment of related party note payable	(27,500)	—
Payments on long term debt	—	(60)
Proceeds from asset-based loan	199,310	147,000
Payments on asset-based loan	(194,709)	(145,127)
Payments of asset-based loan origination costs	(40)	(150)
Payment of note payable issuance costs	—	(480)
Payment of stock warrant issuance costs	—	(653)
Proceeds from exercise of April 2025 Warrant	1	—
Payments to tax authorities for shares withheld from employees	(689)	(82)
Proceeds from issuance of stock under Employee Stock Purchase Plan	137	113
Proceeds from stock option exercises	8	574
Payments for finance leases	(113)	(60)
Net cash provided by financing activities	34,030	1,075
Effect of changes in exchange rates on cash and cash equivalents	59	(142)
Net change in cash and cash equivalents and restricted cash	15,545	200
Cash and cash equivalents at the beginning of the period	5,731	4,404
Restricted cash at the beginning of the period	104	102
Cash and cash equivalents and restricted cash at the beginning of the period	5,835	4,506
Cash and cash equivalents at the end of the period	21,275	4,603
Restricted cash at the end of the period	105	103
Cash and cash equivalents and restricted cash at the end of the period	$21,380	$4,706
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Three Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2026	37,441	$4	1,223	$(36,869)	$437,088	$153	$(271,163)	$129,213
Net income	—	—	—	—	—	—	13,306	13,306
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Stock issued under employee stock purchase plan	—	—	(3)	—	54	—	—	54
Stock compensation expense	—	—	—	—	987	—	—	987
Shares withheld to cover taxes	—	—	2	(45)	—	—	—	(45)
Balance, September 30, 2026	37,441	$4	1,222	$(36,914)	$438,129	$155	$(257,857)	$143,517

Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2025	30,969	$3	1,114	$(34,726)	$415,637	$96	$(309,160)	$71,850
Net income	—	—	—	—	—	—	20,355	20,355
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Stock option exercises	133	—	—	—	566	—	—	566
Stock issued under employee stock purchase plan	—	—	(4)	—	45	—	—	45
Stock compensation expense	—	—	—	—	569	—	—	569
Shares withheld to cover taxes	—	—	3	(22)	—	—	—	(22)
Excess consideration over historical asset book value (Note 13)	—	—	—	—	(208)	—	—	(208)
Fees related to issuance of April 2025 Warrant (Note 13)	—	—	—	—	(197)	—	—	(197)
Valuation allowance release on deferred tax asset	—	—	—	—	17,527	—	—	17,527
Balance, September 30, 2025	31,102	$3	1,113	$(34,748)	$433,939	$109	$(288,805)	$110,498

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2025	31,321	$3	1,190	$(36,225)	$434,964	$96	$(285,780)	$113,058
Net income	—	—	—	—	—	—	27,923	27,923
Foreign currency translation adjustment	—	—	—	—	—	59	—	59
Stock option exercises	3	—	—	—	8	—	—	8
Stock issued under employee stock purchase plan	—	—	(8)	—	137	—	—	137
Restricted stock granted	92	—	—	—	—	—	—	—
Restricted stock units vested	25	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,020	—	—	3,020
Shares withheld to cover taxes	—	—	40	(689)	—	—	—	(689)
Exercise of April 2025 Warrant (Note 13)	6,000	1	—	—	—	—	—	1
Balance, September 30, 2026	37,441	$4	1,222	$(36,914)	$438,129	$155	$(257,857)	$143,517

Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2024	30,938	$3	1,112	$(34,666)	$464,620	$251	$(316,308)	$113,900
Net income	—	—	—	—	—	—	27,503	27,503
Foreign currency translation adjustment	—	—	—	—	—	(142)	—	(142)
Stock option exercises	135	—	—	—	574	—	—	574
Stock issued under employee stock purchase plan	—	—	(13)	—	113	—	—	113
Restricted stock granted	26	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	3	—	—	—	—	—
Restricted stock vested	3	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,706	—	—	1,706
Shares withheld to cover taxes	—	—	11	(82)	—	—	—	(82)
Excess consideration over historical asset book value (Note 13)	—	—	—	—	(92,608)	—	—	(92,608)
Issuance of April 2025 Warrant, net (Note 13)	—	—	—	—	42,007	—	—	42,007
Valuation allowance release on deferred tax asset	—	—	—	—	17,527	—	—	17,527
Balance, September 30, 2025	31,102	$3	1,113	$(34,748)	$433,939	$109	$(288,805)	$110,498

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek Industries, Inc. is a global technology-driven company that combines the synergy of proprietary technologies through near real-time data analytics and advanced chemistry to collaboratively address complex challenges for energy, industrial and infrastructure sector customers and help them optimize operations, enhance asset performance and maximize financial returns.
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
As used herein, “Flotek,” the “Company,” “we,” “our” and “us” refer to Flotek Industries, Inc. and/or the Company’s wholly-owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
Note 2 — Summary of Significant Accounting Policies
Please refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements from the 2025 Annual Report for the discussion of significant accounting policies.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows (in thousands):

	September 30, 2026	December 31, 2025
Balance, beginning of year	$764	$447
Charges to provision for credit losses, net of recoveries	383	603
Write-offs	(38)	(286)
Balance, end of period	$1,109	$764
As of September 30, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses for the related party accounts receivable from ProFrac Services, LLC (“ProFrac Services”) (see Note 16, “Related Party Transactions”).

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
New Accounting Standards Issued and Not Adopted as of September 30, 2026
Expense Disaggregation Disclosures
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
Total revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Products	$99,638	$47,686	$244,454	$154,717
Services	2,216	2,278	7,075	5,731
Rental	12,498	6,067	32,241	9,295
	$114,352	$56,031	$283,770	$169,743
Disaggregation of Cost of Sales
The Company differentiates cost of sales based on whether the cost is attributable to tangible goods sold, cost of services sold or other costs that cannot be directly attributed to either tangible goods or services.
Total cost of sales disaggregated is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales:
Tangible goods sold	$78,048	$32,538	$194,542	$109,703
Services	480	521	1,106	847
Other	8,429	5,189	21,403	14,554
	$86,957	$38,248	$217,051	$125,104

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other cost of sales represents costs directly associated with the generation of revenue that cannot be attributed directly to tangible goods sold or services. Other cost of sales for the three months ended September 30, 2026 and 2025 includes $1.0 million and $0.6 million, respectively, related to the Lease Agreement. For the nine months ended September 30, 2026 and 2025, other cost of sales includes $2.8 million and $0.8 million, respectively, related to the Lease Agreement. Examples of other cost of sales are certain personnel costs and equipment rental and insurance costs.
Cost of sales, disaggregated between external customers and related party, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales:
Cost of sales for external customers	$42,974	$18,329	$90,854	$61,647
Cost of sales for related party	43,983	19,919	126,197	63,457
	$86,957	$38,248	$217,051	$125,104

Note 4 — Contract Assets
Contract assets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract assets	$83,060	$83,060
Less accumulated amortization	(27,396)	(20,324)
Contract assets, net	55,664	62,736
Less current contract assets	(9,185)	(7,621)
Contract assets, long term	$46,479	$55,115
In connection with entering into the Initial ProFrac Agreement (defined below) and First Amendment to ProFrac Agreement (defined below) on February 2, 2022 and May 17, 2022, respectively, as discussed in Note 16, “Related Party Transactions,” the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of September 30, 2026 and December 31, 2025, $46.5 million and $55.1 million, respectively, of the contract assets were classified as long term based upon our estimate of the forecasted revenues from the ProFrac Agreement that will not be realized within the next twelve months of the ProFrac Agreement. The Company’s estimate of the timing of the future contract revenues is evaluated quarterly.
During the three months ended September 30, 2026 and 2025, the Company recognized $2.4 million and $1.3 million, respectively, of contract assets amortization that is recorded as a reduction of the transaction price included in related party revenue in the consolidated statement of operations. During the nine months ended September 30, 2026 and 2025, the Company recognized $7.1 million and $4.2 million, respectively, of contract assets amortization.
The table below reflects our estimated contract assets amortization per year (in thousands) based on the Company’s forecasted revenues from the ProFrac Agreement as of September 30, 2026.

Years ending December 31,	Amortization
2026 (excluding the first nine months)	$2,187
2027	9,580
2028	10,330
2029	10,330
2030	10,330
Thereafter through May 2032	12,907
Total contract assets	$55,664

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Inventories
Inventories are as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$4,660	$4,821
Finished goods	32,535	9,711
Inventories	37,195	14,532
Less reserve for excess and obsolete inventory	(3,473)	(3,903)
Inventories, net	$33,722	$10,629
Revenues from the CT segment during the nine months ended September 30, 2026 increased 55% as compared to the 2025 period. Inventories have generally increased in 2026 in support of this revenue growth. During the three months ended September 30, 2026 and 2025, additional reserves recorded were $0.1 million and $28 thousand, respectively, for the CT segment and $2 thousand and $28 thousand, respectively, for the DA segment. During the nine months ended September 30, 2026 and 2025, additional reserves recorded were $0.6 million and $0.3 million, respectively, for the CT segment and $0.6 million and $45 thousand, respectively, for the DA segment.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	6,664	6,594
Machinery and equipment	28,794	23,056
Furniture and fixtures	570	570
Transportation equipment	910	867
Computer equipment and software	2,199	1,934
Property and equipment	40,543	34,427
Less accumulated depreciation	(16,002)	(14,083)
Property and equipment, net	$24,541	$20,344
Depreciation expense totaled $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense totaled $2.0 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Leases
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$314	$308	$913	$1,212
Finance lease expense:
Amortization of assets	39	39	118	68
Interest on lease liabilities	7	10	22	18
Total finance lease expense	46	49	140	86
Short-term lease expense	800	506	1,894	1,382
Total lease expense	$1,160	$863	$2,947	$2,680

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$371	$793	$1,797	$2,967
Operating cash flows from finance leases	29	35	101	75
Financing cash flows from finance leases	38	35	113	60
Maturities of lease liabilities as of September 30, 2026 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2026 (excluding first nine months)	$477	$46
2027	2,205	180
2028	1,937	57
2029	1,771	—
2030	1,271	—
Thereafter	54	—
Total lease payments	$7,715	$283
Less: Interest	(1,229)	(19)
Present value of lease liabilities	$6,486	$264

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$2,847	$2,718

Current portion of operating lease liabilities	1,574	1,251
Long-term operating lease liabilities	4,912	5,608
Total operating lease liabilities	$6,486	$6,859

Finance Leases
Finance lease right-of-use assets	$247	$365

Current portion of finance lease liabilities	$164	$153
Long-term finance lease liabilities	100	224
Total finance lease liabilities	$264	$377

Weighted Average Remaining Lease Term
Operating leases	3.8 years	4.6 years
Finance leases	1.4 years	2.4 years

Weighted Average Discount Rate
Operating leases	9.4%	9.4%
Finance leases	9.5%	9.5%
Lease Agreement Income
The Company recorded income from the Lease Agreement (see Note 16, “Related Party Transactions”) of $6.8 million and $6.1 million during the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income from the Lease Agreement of $20.5 million and $9.3 million, respectively.
At September 30, 2026, the minimum future lease income related to the Lease Agreement is as follows (in thousands):

Years ending December 31,	Lease Agreement Income
2026 (excluding first nine months)	$6,844
2027	27,375
2028	27,375
2029	27,375
2030 (1)	9,125
Total rental income (through April 2030)	$98,094
(1)Excludes rental income for the sixth year of the Lease Agreement as rental rates in year six will be determined based on prevailing market rates.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sublease Income
On April 1, 2023, the Company entered into an agreement to sublease its office and lab space in Houston, Texas beginning September 1, 2023 and continuing through October 30, 2030. For the three months ended September 30, 2026 and 2025, the Company recorded rental income from the sublease of $0.2 million and $0.1 million, respectively, which is included in the Company’s statement of operations in Other income, net. The Company recorded rental income from the sublease of $0.6 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. Rental income from the sublease offsets the monthly rental expense from the Company’s lease of the facility. Sublease rental income for future years is as follows (in thousands):

Years ending December 31,	Sublease Income
2026 (excluding first nine months)	$192
2027	767
2028	767
2029	767
2030	639
Total rental income	$3,132
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	September 30, 2026	December 31, 2025
Severance costs	$519	$750
Payroll and benefits	4,005	4,006
Legal costs	—	85
Deferred revenue	1,272	716
Financed insurance	214	1,431
Other	893	268
Total current accrued liabilities	$6,903	$7,256
Note 9 — Debt
As of September 30, 2026 and December 31, 2025, the components of the Company’s long-term debt are as follows (in thousands):

	September 30, 2026	December 31, 2025
Term Loan Facility payable (1)	$75,000	$—
PWRtek Note payable	—	40,000
Less: unamortized debt issuance cost (2)	(4,972)	(416)
Total long-term debt	$70,028	$39,584
(1)A related party holds $12.5 million of the $75.0 million Term Loan Facility. As of September 30, 2026, the related party holds $11.7 million of the outstanding Term Loan balance, net of $0.8 million of unamortized debt issuance costs.
(2)At September 30, 2026, unamortized debt issuance cost related only to the Term Loans. See “- Senior Secured Term Loan Facility” below for additional information. At December 31, 2025, unamortized debt issuance cost related only to the PWRtek Note, which was repaid and terminated on September 23, 2026. See “- Related Party Note Payable” below for additional information.
Senior Secured Term Loan Facility
On September 23, 2026 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders and agents, and the lenders made initial term loans to the Company in an aggregate principal amount of $75.0 million (the “Initial Term Loans”). The net proceeds of the Initial Term Loans were used to refinance the PWRtek Note (as defined below), and are expected to be used to fund capital expenditures, and for working capital and general corporate

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
purposes. The Initial Term Loans may be prepaid or repaid in accordance with the terms of the Credit Agreement, but once repaid or prepaid, may not be reborrowed.
In addition to the Initial Term Loans, the Credit Agreement provides for committed initial delayed draw term loans in an aggregate principal amount not to exceed $15.0 million (the “Initial Delayed Draw Term Loans”) that the Company may request one time after the Closing Date and on or prior to June 30, 2027. The Company may also, to the extent approved by the Required Lenders (as defined in the Credit Agreement), request from the Lenders delayed draw term loan commitments of the same class as the outstanding Initial Term Loans in an aggregate amount not to exceed $30.0 million (the “Delayed Draw Term Loans”, and together with the Initial Term Loans and the Initial Delayed Draw Term Loans, the “Term Loans”) during the period from the Closing Date until March 31, 2028. If the Required Lenders do not consent to the delayed draw term loan commitments or any portion of the requested amount remains uncommitted and unfunded, the Company may, in lieu of such Delayed Draw Term Loans, incur other subordinated indebtedness in an amount not to exceed the portion of the $30.0 million uncommitted delayed draw amount that has not been funded as Delayed Draw Term Loans or previously incurred as other subordinated indebtedness. The funding of Initial Delayed Draw Term Loans and Delayed Draw Term Loans is subject to certain conditions, including that the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not exceed 2.00:1.00 after giving effect to such borrowings.
Interest on the Term Loans accrues at a rate per annum equal to Term SOFR (as defined in the Credit Agreement), subject to a floor of 2.50%, plus an applicable margin of 6.50%. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, all overdue principal, overdue interest, overdue fees and other overdue amounts shall bear interest at a rate per annum equal to the lesser of (a) the interest rate otherwise applicable plus 2.00% and (b) the highest rate of interest that lenders may contract for under applicable law. All interest is computed on the basis of a 360-day year. Commencing after the date that is two years after the Closing Date (the “Restricted Period End Date”), the Company is required to repay each tranche of Term Loans in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of such Term Loans, with the remainder due and payable in full on the Maturity Date (as defined below).
The Company is required to make mandatory prepayments subject to certain prepayment conditions specified in the Credit Agreement. The Company may at any time after the Restricted Period End Date also voluntarily prepay the Term Loans, in whole or in part, without premium or penalty (other than in connection with a MOIC Event (as defined in the Credit Agreement)), subject to conditions outlined in the Credit Agreement. The Term Loans mature on September 23, 2031 (the “Maturity Date”), subject to earlier acceleration pursuant to the terms of the Credit Agreement. The carrying value of borrowings under the Term Loans approximate fair value as the underlying interest rates are variable and reflect current market rates and conditions.
The Credit Agreement requires the Company to comply with certain customary affirmative covenants and also contains certain negative covenants, including limits on the ability of the Company and its subsidiaries to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, pay dividends and other restricted payments, dispose of assets and enter into transactions with affiliates. The Company is required to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.00:1.00 at the end of any fiscal quarter, commencing with the first full fiscal quarter ending after the Closing Date. The Company was in compliance with all of the applicable covenants under the Credit Agreement as of September 30, 2026.
The obligations under the Credit Agreement are secured by security interests in substantially all of the property and assets of the Company and each Subsidiary Guarantor (as defined in the Credit Agreement), subject to certain excluded assets and permitted liens. The security interests are subject to an intercreditor agreement (the “Intercreditor Agreement”) among the Company and other grantors, the lender under the ABL (as defined below) and the Collateral Agent (as defined in the Credit Agreement), which establishes a split-collateral structure. Under the Intercreditor Agreement, the ABL lender holds a first priority lien on the accounts receivable, inventory, related instruments and chattel paper, certain blocked accounts, real estate and proceeds of the foregoing of the borrowers under the ABL (the “ABL Collateral”), while the Collateral Agent holds a first priority lien on all personal property and assets of the Company and each Subsidiary Guarantor that is not ABL Collateral. Each creditor holds a second priority lien on the other creditor’s priority collateral.
One of the lenders under the Credit Agreement, PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (“PC Energy Credit”), exchanged through a cashless roll, $12.5 million of the obligations under the PWRtek Note (as defined below) for the Initial Term Loans held by them. The transactions contemplated by the Credit Agreement were approved by the Audit Committee of the Board of Directors pursuant to its Related-Party Transactions Policy.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026, the principal payments of the Term Loans for future years are as follows:

Years ending December 31,	Principal Payments
2026 (excluding first nine months)	$—
2027	—
2028	375
2029	750
2030	750
2031	73,125
Total	$75,000
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024, April 2025, July 2026 and September 2026 (as amended, the “ABL”). The September 2026 amendment consented to the transactions contemplated by the Credit Agreement and extended the term of the ABL for an additional twelve months to October 31, 2027.
The ABL provides up to $20.0 million of credit availability, which is limited by a borrowing base consisting of (i) 85% of eligible accounts receivable, plus (ii) 60% of the value of eligible inventory not to exceed 100% of the eligible accounts receivable, plus (iii) 60% of the value of certain real estate holdings.
As of September 30, 2026 and December 31, 2025, the Company had $7.9 million and $3.3 million, respectively, outstanding under the ABL. As of September 30, 2026, the Company had approximately $5.9 million of available borrowings under the ABL. During the three months ended September 30, 2026 and 2025, the Company incurred $0.3 million and $0.4 million, respectively, in interest and fees related to the ABL. During the nine months ended September 30, 2026 and 2025, the Company incurred $0.8 million and $0.7 million, respectively, in interest and fees related to the ABL. As of September 30, 2026 and December 31, 2025, the Company had $29 thousand and $0.2 million, respectively, of unamortized deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.5%) plus 2.0% per annum. For the three and nine months ended September 30, 2026 and 2025, the weighted-average interest rate was 8.81% and 9.5%, respectively. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 1.5% of the borrowing base limit of the ABL.
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million. The Company was in compliance with all of the applicable covenants under the ABL as of September 30, 2026.
Related Party Note Payable
In connection with the PWRtek Transactions (see Note 16, “Related Party Transactions”), a component of the consideration paid by the Company consisted of a secured promissory note in the initial principal amount of $40.0 million (the “PWRtek Note”). The Company recorded $0.5 million as deferred financing costs.
On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, LLC (“ProFrac GDM”), a subsidiary of ProFrac Holding Corp. (“ProFrac”), in connection with the assignment of the PWRtek Note by ProFrac GDM to PC Energy Credit (the “Note Assignment”). To facilitate the Note Assignment, all parties involved agreed to various amendments, which among other things, removed certain restrictions and other conditions that were outlined under the original PWRtek Note, including the removal of any pre-payment penalty.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the closing of the Credit Agreement, PC Energy Credit exchanged through a cashless roll, $12.5 million of the obligations under the PWRtek Note for the Initial Term Loans held by them. In addition, the Company used a portion of the net proceeds from the Initial Term Loans under the Credit Agreement to repay in full all remaining amounts outstanding under the PWRtek Note and the PWRtek Note was terminated. All liens securing the PWRtek Note were subsequently released.
For the three months ended September 30, 2026 and 2025, interest expense related to the PWRtek Note was $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense related to the PWRtek Note was $2.9 million and $1.7 million, respectively. At December 31, 2025, interest payable related to the PWRtek Note was $1.0 million and included in interest payable, related party in the condensed consolidated balance sheets. No interest payable related to the PWRtek Note was outstanding at September 30, 2026, following termination of the PWRtek Note. The Company recorded $0.2 million as a loss on extinguishment of debt upon the termination of the PWRtek Note.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income tax for the reasons set forth below (dollars in thousands):

	Three months ended September 30,
	2026		2025
U.S. federal statutory tax rate	$3,435	21.0%	$1,626	21.0%
State income taxes, net of federal benefit	323	2.0%	(651)	(8.4)%
Foreign tax effects	(1,064)	(6.5)%	160	2.1%
Effect of cross-border tax laws	2,380	14.6%	(100)	(1.3)%
Change in valuation allowance	(2,198)	(13.4)%	(13,420)	(173.3)%
Nontaxable or nondeductible items
Stock-based awards	(20)	(0.1)%	(270)	(3.5)%
Executive compensation limit	153	0.9%	3	—%
Other	39	0.1%	40	0.5%
Income tax expense (benefit) and effective rate	$3,048	18.6%	$(12,612)	(162.9)%

	Nine months ended September 30,
	2026		2025
U.S. federal statutory tax rate	$7,594	21.0%	$3,144	21.0%
State income taxes, net of federal benefit	755	2.1%	(570)	(3.8)%
Foreign tax effects	(1,461)	(4.1)%	(106)	(0.8)%
Effect of cross-border tax laws	3,209	8.9%	167	1.1%
Change in valuation allowance	(2,198)	(6.1)%	(14,821)	(99.0)%
Nontaxable or nondeductible items
Stock-based awards	(225)	(0.6)%	(460)	(3.1)%
Executive compensation limit	473	1.3%	11	0.1%
Other	91	0.3%	104	0.8%
Income tax expense (benefit) and effective rate	$8,238	22.8%	$(12,531)	(83.7)%
As of September 30, 2026, the Company had U.S. net operating loss carryforwards (“NOLs”) of $168.5 million, including $22.1 million expiring in various amounts from 2029 through 2037, which can offset 100% of taxable income, and $146.4 million that has an indefinite carryforward period, which can offset 80% of taxable income per year. Additionally, the Company has an estimated $70.0 million in certain state NOL carryforwards and $3.2 million in tax credit carryforwards.
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
Note 12 — Commitments and Contingencies
Litigation
From time to time, the Company is subject to litigation and other claims that arise in the normal course of business. Other than the Securities Class Action and the Derivative Action (each as defined and described below), as to which the Company is currently unable to predict the outcome or reasonably estimate the amount or range of any possible loss, as of September 30, 2026, the Company was not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
have a material adverse effect on the Company's results of operations, financial condition or cash flows. However, the results of current or future matters, including the Securities Class Action, the Derivative Action and any additional lawsuits that may be filed, cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company's results of operations, financial condition or cash flows.
On August 26, 2026, a putative securities class action lawsuit captioned Saad Bashir v. Flotek Industries, Inc., et al., Case No. 1:26-cv-07285 (the “Securities Class Action”), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current officers. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder regarding the PREPA Contract and related matters described in a short seller report published on August 17, 2026. The complaint seeks unspecified compensatory damages, interest, attorneys’ fees and costs on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s common stock between August 3, 2026 and August 17, 2026. Although the Company believes the claims are without merit the Securities Class Action is at an early stage, and we therefore cannot predict its outcome or reasonably estimate the amount or range of any possible loss.
On September 23, 2026, another purported Flotek shareholder, Felicia Marti, filed a related complaint in the United States District Court for the Southern District of New York, derivatively on behalf of the Company and against certain of the Company’s officers and directors (the “Derivative Action”). The complaint alleges, among other things, that the defendants breached their fiduciary duties by allowing the Company to make the same allegedly false or misleading statements alleged in the Securities Class Action. The complaint seeks unspecified damages (to be awarded to Flotek), purported corporate governance reforms, costs, attorneys’ fees, and other relief. The underlying factual allegations of the Derivative Action are substantially the same as those alleged in the Securities Class Action, which the Company believes to be without merit. The Derivative Action is at an early stage, and we therefore cannot predict its outcome or reasonably estimate the amount or range of any possible loss.
Additional lawsuits alleging similar claims may be filed against us and certain of our current or former officers and directors.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in one major U.S. financial institution and balances often exceed insurable amounts.
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
PWRtek Transactions
A component of the consideration paid for the PWRtek Transactions (see Note 16, “Related Party Transactions”) consisted of a warrant (the “April 2025 Warrant”) to purchase 6,000,000 shares of the Company’s common stock. The April 2025 Warrant had a seven-year term and could be exercised on a cashless basis for nominal consideration. The fair value of the April 2025 Warrant was $42.7 million. The Company recorded the fair value of the April 2025 Warrant as additional paid in capital within stockholders’ equity, net of $0.7 million of issuance costs, as the April 2025 Warrant was classified as equity. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to ProFrac controlling more than 50% of the Company’s outstanding shares of common stock (see Note 16, “Related Party Transactions”), the acquisition of the Acquired Assets (defined below) qualified as a transfer of assets between entities under common control. As such, the Acquired Assets were recorded at ProFrac’s historical book value of approximately $14.9 million as of April 28, 2025. The total consideration paid by the Company in connection with the PWRtek Transactions in excess of ProFrac’s historical book value of the Acquired Assets totaled $92.6 million and was recorded as a reduction to additional paid in capital within stockholders’ equity.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended September 30, 2026 and 2025, the Company withheld approximately 2 thousand shares and 3 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. During the nine months ended September 30, 2026 and 2025, the Company withheld approximately 40 thousand shares and 11 thousand shares, respectively, of the Company’s common stock at fair market value for payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees under the 2018 Long-Term Incentive Plan are accounted for as treasury stock when forfeited. During the nine months ended September 30, 2025, approximately 3 thousand shares of forfeited stock awards were returned to treasury stock with no corresponding activity for the nine months ended September 30, 2026.
Note 14 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing the adjusted net income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. For the three and nine months ended September 30, 2026 and 2025, there were no adjustments to net income. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of the June 2022 Warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan, employee stock options outstanding, and the June 2022 Warrants are computed using the treasury stock method.
The calculation of the basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income for basic and diluted earnings per share	$13,306	$20,355	$27,923	$27,503

Denominator:
Basic weighted average shares outstanding	36,174	35,868	36,142	33,189
Dilutive effect of the June 2022 warrants	2,019	1,827	1,974	1,773
Dilutive effect of stock options and restricted shares	491	442	406	458
Diluted weighted average shares outstanding	38,684	38,137	38,522	35,420

Basic earnings per share	$0.37	$0.57	$0.77	$0.83
Diluted earnings per share	$0.34	$0.53	$0.72	$0.78

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Supplemental non-cash operating activities:
PWRtek Transactions (Note 16)
2024 Contract Shortfall Fee offset	$—	$(17,552)
2025 Contract Shortfall Fee (presented on a net basis in accounts receivable, related party)	—	(7,248)
Historic book value of inventory acquired	—	600

Supplemental non-cash investing and financing activities:
PWRtek Transactions (Note 16)
Historic book value of Acquired Assets	$—	$14,252
PWRtek Note issued	—	(40,000)
Excess consideration over historical asset book value	—	92,608
April 2025 Warrant issued	—	(42,660)
Valuation allowance release on deferred tax asset on PWRtek assets	—	(17,527)
Equipment Credit (Note 16)	12,976	—
Cashless roll exchange of portion of PWRtek Note Payable for Term Loan (Note 9)	12,500	—
PWRtek Note issuance costs carryover to Term Loan issuance costs	(110)
Equipment purchases from ProFrac to offset receivables (1)	5,225	—

Supplemental cash flow information:
Interest paid	$3,914	$2,335
Income taxes	304	124
(1)Includes $0.5 million of equipment purchases recorded against the 2025 Contract Shortfall Fee payments prior to the establishment of the Equipment Credit (as defined in Note 16, “Related Party Transactions”) and $4.7 million of equipment purchases recorded against the Equipment Credit.
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
On February 1, 2023, the Company entered into a second amendment to the Initial ProFrac Agreement (the “Second Amendment to ProFrac Agreement” and together with the Initial ProFrac Agreement and the First Amendment to ProFrac Agreement, collectively the “ProFrac Agreement”) effective as of January 1, 2023. The Second Amendment to ProFrac Agreement amended the ProFrac Agreement to (1) provide a ramp-up period from January 1, 2023 to May 31, 2023 for ProFrac Services to increase the number of active hydraulic fracturing fleets to 30 fleets, (2) waive any Contract Shortfall Fee payment relating to any potential order shortfall prior to January 1, 2023, (3) add additional fees to certain products, and (4) provide margin increases based on margins with non-ProFrac Services customers.

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
The PWRtek Note was a component of the consideration for the PWRtek Transactions. On November 7, 2025, the Company entered into a series of agreements with ProFrac GDM, in connection with the Note Assignment. In connection with the closing of the Credit Agreement, PC Energy Credit exchanged through a cashless roll, $12.5 million of the obligations under the PWRtek Note for the Initial Term Loans under the Credit Agreement held by them, the Company repaid all outstanding obligations under the PWRtek Note and the PWRtek Note was terminated. See Note 9, “Debt,” for additional information on the PWRtek Note, Note Assignment and termination.
On March 12, 2026, the Company and ProFrac entered into an agreement (as amended, the “OSP Agreement”) regarding the settlement of 2025 Contract Shortfall Fees payable to the Company under the ProFrac Agreement for the measurement period of January 1, 2025 to December 31, 2025. The OSP Agreement provides for the payment of an aggregate of $19.7 million of consideration (which amount represents $27.4 million of 2025 Contract Shortfall Fees, net of a $7.2 million offset against the 2025 Contract Shortfall Fee (the “OSP Offset”) due under the ProFrac Agreement and other minor adjustments) to the Company as follows: $7.2 million to be paid in cash and $12.5 million to be satisfied through an equipment construction and rental credit (the “Equipment Credit”), which was reclassified from Accounts Receivable, related party to Equipment Credit, related party on our unaudited condensed consolidated balance sheets. In September 2026, the Company reached an agreement with ProFrac related to damaged equipment which increased the Equipment Credit by $0.5 million for new equipment construction.
Under the OSP Agreement, the Company has committed to purchase and/or rent $12.5 million of equipment from ProFrac to be used for opportunities within the Data Analytics segment, with the costs of such equipment to be offset by the Equipment Credit. Pursuant to the OSP Agreement, during the first quarter of 2026, the Company utilized $0.7 million of the Equipment Credit and utilized $2.3 million and $1.8 million of the Equipment Credit during the second and third quarters of 2026, respectively. The Company expects to utilize the remaining Equipment Credit during the fourth quarter of 2026; however, any unused amounts would be available for use in 2027 until the full credit is utilized.
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2026 reflect Contract Shortfall Fees of $4.8 million, which is presented within accounts receivable, related party on the Company’s condensed consolidated balance sheet as of September 30, 2026. Related party revenues for the nine months ended September 30, 2025 included $23.9 million of Contract Shortfall Fees.
During the three months ended September 30, 2026 and 2025, the Company’s related party revenues were $57.4 million and $33.1 million, respectively. For the three months ended September 30, 2026 and 2025, these revenues were net of amortization of contract assets of $2.4 million and $1.3 million, respectively. Cost of sales attributable to these revenues were $44.0 million and $19.9 million, respectively, for the three months ended September 30, 2026 and 2025.
During the nine months ended September 30, 2026 and 2025, the Company’s related party revenues were $165.4 million and $97.2 million, respectively. For the nine months ended September 30, 2026 and 2025, these revenues were net of amortization of contract assets of $7.1 million and $4.2 million, respectively. Cost of sales attributable to these revenues were $126.2 million and $63.5 million, respectively, for the nine months ended September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, our accounts receivable from ProFrac was $72.6 million and $64.2 million, respectively, which is recorded in accounts receivable, related party on the condensed consolidated balance sheets.
As of September 30, 2026, our accounts payable with ProFrac was $0.2 million, which is recorded in accounts payable on the condensed consolidated balance sheets. There was $0.3 million due to ProFrac included in accounts payable as of December 31, 2025.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ProFrac Holdings or its affiliates beneficially owned approximately 61% of the Company’s common stock, including the effects of the June 2022 Warrants, as of September 30, 2026. On March 13, 2026, ProFrac GDM exercised the April 2025 Warrant and was issued 6,000,000 shares of the Company’s common stock.
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
The operations of the Company are categorized into the following reportable segments:
Chemistry Technologies. The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs and providing tangible environmental benefits. The Company’s proprietary chemistries, specialty chemistries, logistics and technology services seek to enable our customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to enhance asset performance and reduce the environmental impact of energy on the air, water, land and people.
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
Data Analytics. The Company’s Data Analytics (“DA”) segment delivers real-time information and insights to its customers designed to optimize operations, enhance asset performance and maximize financial returns. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 5-15 seconds.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Revenue from external customers
Products	$45,479	$3,756	$—	$49,235
Services	483	1,679	—	2,162
Rental revenue	—	5,545	—	5,545
Total revenue from external customers	45,962	10,980	—	56,942
Revenue from related party
Products	50,303	100	—	50,403
Services	32	22	—	54
Rental revenue	—	6,953	—	6,953
Total revenue from related parties	50,335	7,075	—	57,410
Cost of sales	81,165	5,792	—	86,957
Gross profit	15,132	12,263	—	27,395
Selling, general and administrative	2,813	1,569	4,129	8,511
Other segment items	500	394	37	931
Income (loss) from operations	$11,819	$10,300	$(4,166)	$17,953

Reconciliation of profit to income before income taxes:
Interest expense			$(1,416)	$(1,416)
Loss on extinguishment of debt			(242)	(242)
Other income, net			59	59
Income before income taxes				$16,354

2025
Revenue from external customers
Products	$19,083	$1,650	$—	$20,733
Services	1,138	1,070	—	2,208
Total revenue from external customers	20,221	2,720	—	22,941
Revenue from related party
Products	26,909	44	—	26,953
Services	47	23	—	70
Rental	—	6,067	—	6,067
Total revenue from related parties	26,956	6,134	—	33,090
Cost of sales	35,654	2,594	—	38,248
Gross profit	11,523	6,260	—	17,783
Selling, general and administrative	2,435	1,183	3,766	7,384
Asset acquisition expense	—	167	—	167
Other segment items	557	542	31	1,130
Income (loss) from operations	$8,531	$4,368	$(3,797)	$9,102

Reconciliation of profit to income before income taxes:
Interest expense			$(1,351)	$(1,351)
Other income, net			(8)	(8)
Income before income taxes				$7,743
Other segment items for the three months ended September 30, 2026 include depreciation of $0.2 million and $0.5 million in the CT and DA segments, respectively; R&D costs of $0.3 million and $0.1 million in the CT and DA segments, respectively; and a gain of $0.2 million on the sale of property and equipment in the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other segment items for the three months ended September 30, 2025 include depreciation of $0.2 million and $0.4 million in the CT and DA segments, respectively; and R&D costs of $0.4 million and $0.2 million in the CT and DA segments, respectively.

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Revenue from external customers
Products	$89,290	$10,563	$—	$99,853
Services	2,528	4,351	—	6,879
Rental revenue	—	11,600	—	11,600
Total revenue from external customers	91,818	26,514	—	118,332
Revenue from related party
Products	144,276	325	—	144,601
Services	71	125	—	196
Rental revenue	—	20,641	—	20,641
Total revenue from related parties	144,347	21,091	—	165,438
Cost of sales	201,463	15,588	—	217,051
Gross profit	34,702	32,017	—	66,719
Selling, general and administrative	7,460	3,921	11,791	23,172
Other segment items	1,509	1,500	110	3,119
Income (loss) from operations	$25,733	$26,596	$(11,901)	$40,428

Reconciliation of profit to income before income taxes:
Interest expense			$(4,119)	$(4,119)
Loss on extinguishment of debt			(242)	(242)
Other income, net			94	94
Income before income taxes				$36,161

2025
Revenue from external customers
Products	$62,101	$5,132	$—	$67,233
Services	2,672	2,641	—	5,313
Total revenue from external customers	64,773	7,773	—	72,546
Revenue from related party
Products	87,439	44	—	87,483
Services	123	296	—	419
Rental	—	9,295	—	9,295
Total revenue from related parties	87,562	9,635	—	97,197
Cost of sales	118,702	6,402	—	125,104
Gross profit	33,633	11,006	—	44,639
Selling, general and administrative	6,757	3,258	10,447	20,462
Asset acquisition costs	—	4,362	—	4,362
Other segment items	1,406	1,061	92	2,559
Income (loss) from operations	$25,470	$2,325	$(10,539)	$17,256

Reconciliation of profit to income before income taxes:
Interest expense			$(2,563)	$(2,563)
Other income, net			279	279
Income before income taxes				$14,972
Other segment items for the nine months ended September 30, 2026 include depreciation of $0.5 million and $1.3 million in the CT and DA segments, respectively; R&D costs of $1.0 million and $0.4 million in the CT and DA segments, respectively; and a gain on the sale of property and equipment of $0.2 million in the DA segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other segment items for the nine months ended September 30, 2025 include depreciation of $0.5 million and $0.6 million in the CT and DA segments, respectively; R&D costs of $0.9 million and $0.4 million in the CT and DA segments, respectively; and gain on the sale of property and equipment of $7 thousand in the CT segment.
Assets by reportable segments and corporate and other are as follows (in thousands):

	September 30, 2026	December 31, 2025
Chemistry Technologies	$210,248	$161,332
Data Analytics	54,922	19,179
Corporate and Other	45,941	39,538
Total assets	$311,111	$220,049
Additions to long-lived assets by reportable segments and corporate and other are as follows (in thousands):

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2026
Additions to long-lived assets	$310	$6,376	$240	$6,926

2025
Additions to long-lived assets	$1,120	$14,662	$167	$15,949
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. For the three and nine months ended September 30, 2026, one country other than the U.S. accounted for more than 10% of revenue. For the three and nine months ended September 30, 2025, no country other than the U.S. accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
U.S. (1)	$85,911	$53,827	$243,018	$159,722
Saudi Arabia	27,102	778	35,576	6,078
Other countries	1,339	1,426	5,176	3,943
Total revenue	$114,352	$56,031	$283,770	$169,743
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

	Revenue	% of Total Revenue
Three months ended September 30, 2026
Customer A (related party)	$57,410	50.2%
Customer B	27,102	23.7%

Three months ended September 30, 2025
Customer A (related party)	$33,090	59.1%
Customer B	778	1.4%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Revenue	% of Total Revenue
Nine months ended September 30, 2026
Customer A (related party)	$165,438	58.3%
Customer B	35,576	12.5%

Nine months ended September 30, 2025
Customer A (related party)	$97,197	57.3%
Customer B	6,078	3.6%
The concentration with ProFrac and in the oil and gas industry increases credit, commodity and business risk.
Accounts receivable from major external customers, as a percentage of non-related party accounts receivable, is as follows (in thousands):

	Accounts Receivable	% of Total Non-Related Party Accounts Receivable
As of September 30, 2026
Customer A	$35,929	54.4%
Customer C	$12,571	19.0%

As of December 31, 2025
Customer A	$8,525	44.8%
Customer B	$3,001	15.8%
Please see Note 16 - “Related Party Transactions” for additional information regarding accounts receivable with ProFrac.
Major Suppliers
Expenditures with major suppliers, as a percentage of consolidated supplier expenditure, are as follows (in thousands):

Three months ended September 30,	Expenditure	% of Total Expenditure

2026
Supplier A	$30,885	43%
Supplier E	8,218	11%

2025
Supplier A	$7,977	26%
Supplier B	3,984	13%
Supplier C	3,808	13%
Supplier D	3,368	11%

Nine months ended September 30,	Expenditure	% of Total Expenditure

2026
Supplier A	$67,684	35%
Supplier D	22,549	12%
Supplier C	20,586	11%

2025
Supplier A	$26,787	26%
Supplier D	14,301	14%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Subsequent Events
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2026 through the date at which the Company’s interim financial statements are available to be issued and has determined that there have been no material events that would require disclosure in the September 30, 2026 interim financial statements.

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
Executive Summary
Flotek Industries, Inc. is a global technology-driven company that combines the synergy of proprietary technologies through near real-time data analytics and advanced chemistry to collaboratively address complex challenges for energy, industrial and infrastructure sector customers and help them optimize operations, enhance asset performance and maximize financial returns.
The Company has two operating segments, Chemistry Technologies (“CT”) and Data Analytics (“DA”), which are both supported by the Company’s continuing Research and Innovation (“R&I”) advanced laboratory capabilities.
Recent Events
On September 23, 2026, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders and agents providing for initial term loans in an aggregate principal amount of $75.0 million (the “Initial Term Loans”), together with up to $15.0 million of committed initial delayed draw term loans and up to $30.0 million of uncommitted delayed draw term loans. The Company used a portion of the net proceeds of the Initial Term Loans to repay in full and terminate the PWRtek Note (as defined in Item 1. Financial Statements - Note 9, “Debt”), and expects to use the remaining net proceeds to fund capital expenditures, and for working capital and general corporate purposes. For a description of the Credit Agreement, see “Capital Resources and Liquidity — Term Loan Facility” below and Item 1. Financial Statements - Note 9, “Debt.”
Company Overview
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that we believe maximize our customers’ value by improving return on invested capital, lowering operational costs and providing tangible environmental benefits. The Company’s proprietary chemistries, specialty chemistries, logistics and technology services seek to enable our customers to pursue improved efficiencies and performance throughout the life cycle of their desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that are designed to enhance asset performance and reduce the environmental impact of energy on the air, water, land and people.
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
The ProFrac Agreement contains minimum requirements for chemistry purchases. If the minimum volume purchases are not achieved within the applicable measurement period, ProFrac Services is required to pay to the Company, as liquidated damages, an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during the measurement period (“Contract Shortfall Fees”). The measurement period for Contract Shortfall Fees during 2025 was January 1, 2025 through December 31, 2025. Related party revenues for the nine months ended September 30, 2025 reflect Contract Shortfall Fees of $23.9 million. The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2026 reflect Contract Shortfall Fees of $4.8 million.

Data Analytics
The Company’s Data Analytics (“DA”) segment delivers real-time information and insights to its customers designed to optimize operations, enhance asset performance and maximize financial returns. The Company’s technologies are founded upon an industry leading field-deployable, in-line optical near-infrared spectrometer that measures the quality, quantity and composition of hydrocarbon flows. The instrument’s response is processed with advanced chemometrics modeling, artificial intelligence and machine learning algorithms to deliver valuable insights to our customers every 5-15 seconds.
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
Research & Innovation
R&I supports both our business segments through chemistry formulation, specialty chemical formulations and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s business segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in CT and DA segment performance, optimization and manufacturing. For each of the three months ended September 30, 2026 and 2025, the Company incurred $0.5 million of research and development expense. For the nine months ended September 30, 2026 and 2025, the Company incurred $1.4 million and $1.4 million, respectively, of research and development expense. The Company expects that its 2026 research and development investments will continue to support new product development, especially in support of enhanced environmental demands and customization initiatives for its clients.
Outlook
Our business is subject to numerous variables that impact our outlook and expectations given the shifting conditions of the oil and gas industry. Revenue during the nine months ended September 30, 2026 increased 67% as compared to the 2025 period. We expect to grow revenues from the CT and DA segments through the remainder of 2026, as compared to 2025. Our outlook is based upon market conditions we perceive today. The oil and gas industry is highly cyclical.
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
Chemistry Technologies
The CT segment is actively advancing integrated solutions to enhance capital efficiency for exploration and production (“E&P”) operators and service companies. Our approach combines technical leadership, exceptional service quality, reliable delivery and a strong safety record. We believe that we have optimized service delivery across key North American basins and are well-positioned to adapt to fluctuations in activity levels. Revenues from the CT segment during the nine months ended September 30, 2026 increased 55% as compared to the nine months ended September 30, 2025. Based upon our year to date results, and customer commitments, we anticipate stable demand for our chemistry during the remainder of 2026. Our expectations are in part based upon our current outlook on oil and gas prices, as well as an assumption that the scope of the ongoing conflicts in the Middle East does not materially expand.
As a result of the continued growth in the exportation of natural gas, as well as the increased utilization of natural gas to generate electricity, we expect the demand for natural gas to continue to increase over the next several years. Higher natural gas prices would likely increase activity in the Haynesville shale basin, an area where we expect our established presence, expertise and capabilities could provide growth.
Internationally, we are seeing an increase in unconventional activity in the Middle East and Argentina, where we expect demand for our chemistry to grow throughout 2026. During the first nine months of 2026, revenue from international customers totaled $40.8 million as compared to $10.0 million during the first nine months of 2025. We expect international chemistry revenue during the fourth quarter of 2026 to remain generally consistent with the third quarter of 2026.Our outlook for growth in the Middle East could be impacted by the ongoing military conflicts.
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
As evidenced by and in connection with the transactions with ProFrac and ProFrac GDM described above under “Item 1. Financial Statements - Note 16,” as well as the Company’s six-month contract announced in March 2026 to deliver power services for utility infrastructure support (“Utility Support Contract”), we are gaining traction leveraging the Verax™ in applications where operators, service companies and power providers are using lower cost field gas as a substitute for diesel or compressed natural gas in dual fuel engines as the market moves to Tier 4 equipment and electric powered drilling rigs and frac equipment. Analyzing gas quality in real-time is designed to allow companies to maximize the field gas substitution rate providing significant cost savings while lowering emissions, reducing fuel consumption/costs and protecting equipment from damage. In addition, we believe the Acquired Assets (as described under “Item 1. Financial Statements - Note 16”) and similar assets being constructed utilizing the Equipment Credit can support numerous vertical markets, including areas outside of the oil and gas industry, such as grid and emergency remote power support and power needs associated with data centers.
The Lease Agreement described under “Item 1. Financial Statements - Note 16” above has had and we expect it to continue to have a significant impact on the future financial results of our DA segment. We expect full-year 2026 revenues from just the Lease Agreement to total approximately $27.0 million, as compared to $27.5 million in total DA revenues from all sources for the year ended December 31, 2025. The initial term of the Utility Support Contract expired in September 2026. While we are in discussions to extend the contract beyond the initial term, we do not expect to record revenue during the fourth quarter of 2026. During the nine months ended September 30, 2026, DA segment revenue increased 173% as compared to the nine months ended September 30, 2025. We expect our DA segment revenue during the remainder of 2026 to exceed prior year results.
The DA segment continues to innovate and enhance its hardware, software and artificial intelligence platforms. These advancements are expected to enable complex lab-grade measurements in challenging environments, which is required for oil and gas valuation at custody transfer points. The Company’s recent deployment and GPA 2172 qualification of the XSPCT analyzers, along with its proven fleet of VERAX analyzers, will support the oil and gas industry’s digital shift while enhancing transparency in valuation, taxation and commodity forecasting. We believe that the lower-cost and continuously measured data points provided by our analyzers will help pave the way for digital measurement to become the standard for custody transfer.

Consolidated Results of Operations (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Revenue from external customers	$56,942	$22,941	$118,332	$72,546
Revenue from related party	57,410	33,090	165,438	97,197
Total revenues	114,352	56,031	283,770	169,743
Cost of sales	86,957	38,248	217,051	125,104
Cost of sales %	76.0%	68.3%	76.5%	73.7%
Gross profit	27,395	17,783	66,719	44,639
Gross profit %	24.0%	31.7%	23.5%	26.3%
Selling general and administrative	8,511	7,384	23,172	20,462
Selling general and administrative %	7.4%	13.2%	8.2%	12.1%
Asset acquisition expenses	—	167	—	4,362
Depreciation	666	581	1,961	1,207
Research and development	473	549	1,366	1,359
Gain on sale of property and equipment	(208)	—	(208)	(7)
Income from operations	17,953	9,102	40,428	17,256
Operating margin %	15.7%	16.2%	14.2%	10.2%
Interest and other expense, net	(1,599)	(1,359)	(4,267)	(2,284)
Income before income taxes	16,354	7,743	36,161	14,972
Income tax (expense) benefit	(3,048)	12,612	(8,238)	12,531
Net income	$13,306	$20,355	$27,923	$27,503
Net income %	11.6%	36.3%	9.8%	16.2%
For the three months ended September 30, 2026 and 2025
Consolidated revenue for the three months ended September 30, 2026 increased $58.3 million, or 104%, versus the same period of 2025, driven by increased external customer product sales, including international chemistry, increased sales volumes under the ProFrac Agreement, a $0.8 million increase in revenue attributable to the Lease Agreement and $5.5 million in revenue attributable to the Utility Support Contract, partially offset by a decrease in accrued Contract Shortfall Fees of $7.9 million. Related party revenues in the CT segment are net of $2.4 million and $1.3 million of contract assets amortization for the three months ended September 30, 2026 and 2025, respectively.
Consolidated cost of sales for the three months ended September 30, 2026 increased $48.7 million, or 127%, versus the same period of 2025, primarily due to increased product sales, including international chemistry, and increased costs related to the Lease Agreement and Utility Support Contract. Consolidated cost of sales as a percentage of revenue was 76% and 68% for the three months ended September 30, 2026 and 2025, respectively.
SG&A expenses for the three months ended September 30, 2026 increased $1.1 million, or 15%, versus the same period of 2025. The increase relates primarily to increased salaries and benefits, increased stock compensation expense and increased professional fees, partially offset by decreased contract and consulting fees.
Income from operations increased $8.9 million for the three months ended September 30, 2026, versus the same period in 2025. The increase was primarily driven by a $9.6 million increase in gross profit and asset acquisition expenses of $0.2 million for the three months ended September 30, 2025 with no corresponding activity for 2026. The increase in income from operations was partially offset by a $1.1 million increase in SG&A expenses and a $0.1 million increase in depreciation expenses during the three months ended September 30, 2026 as compared to the same period of 2025.
Interest and other expense for the three months ended September 30, 2026 increased $0.2 million driven by a loss on the extinguishment of the PWRtek Note.

The Company had income tax expense of $3.0 million and a benefit of $12.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase in tax expense includes the impact of the partial release of the valuation allowance during the third quarter of 2025 as described under “Item 1. Financial Statements - Note 11.”
For the nine months ended September 30, 2026 and 2025
Consolidated revenue for the nine months ended September 30, 2026 increased $114.0 million, or 67%, versus the same period of 2025, driven by increased sales volumes under the ProFrac Agreement, increased international chemistry, a $11.2 million increase in revenue attributable to the Lease Agreement for the nine months ended September 30, 2026 compared to the same period of 2025, and $11.6 million in revenue attributable to the Utility Support Contract. Increases in revenues for the period were partially offset by a decrease in accrued Contract Shortfall Fees of $19.2 million. Related party revenues in the CT segment are net of $7.1 million and $4.2 million of contract assets amortization for the nine months ended September 30, 2026 and 2025, respectively.
Consolidated cost of sales for the nine months ended September 30, 2026 increased $91.9 million, or 73%, versus the same period of 2025, primarily due to increased product sales, including international chemistry, and increased costs related to the Lease Agreement and Utility Support Contract. Consolidated cost of sales as a percentage of revenue was 76% and 74% for the nine months ended September 30, 2026 and 2025, respectively.
SG&A expenses for the nine months ended September 30, 2026 increased $2.7 million, or 13%, versus the same period of 2025. The increase relates primarily to increased salaries and benefits, stock compensation expense and increased professional fees. As a percentage of revenue, SG&A declined to 8.2% during the nine months ended September 30, 2026, as compared to 12.1% during the 2025 nine-month period.
Income from operations increased $23.2 million for the nine months ended September 30, 2026, versus the same period in 2025. The increase was primarily driven by a $22.1 million increase in gross profit and asset acquisition expenses of $4.4 million for the nine months ended September 30, 2025 with no corresponding activity for 2026. The increase in income from operations was partially offset by a $2.7 million increase in SG&A expenses and a $0.8 million increase in depreciation expense during the nine months ended September 30, 2026 as compared to the same period of 2025.
Interest and other expense for the nine months ended September 30, 2026 increased $2.0 million driven by an increase in interest payments as a result of the PWRtek Note compared to the same period of 2025 and a loss on the extinguishment of the PWRtek Note.
The Company had income tax expense of $8.2 million and a benefit of $12.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in tax expense includes the impact of the partial release of the valuation allowance during the third quarter of 2025 as described under “Item 1. Financial Statements - Note 11.”
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from external customers	$45,962	$20,221	$91,818	$64,773
Revenue from related party	50,335	26,956	144,347	87,562
Income from operations	11,819	8,531	25,733	25,470
CT revenue from external customers for the three months ended September 30, 2026 increased $25.7 million, or 127%, compared to the same period of 2025 driven primarily by increased product volumes, including international sales. Revenue from related party for the three months ended September 30, 2026 increased $23.4 million compared to the same period of 2025, primarily driven by increased product volumes, partially offset by decreased accrued Contract Shortfall Fees and increased contract amortization.
CT revenue from external customers for the nine months ended September 30, 2026 increased $27.0 million, or 42%, compared to the same period of 2025 driven primarily by increased product volumes. Revenue from related party for the nine months ended September 30, 2026 increased $56.8 million compared to the same period of 2025, primarily driven by increased product volumes, partially offset by decreased accrued Contract Shortfall Fees and increased contract amortization.

Income from operations for the CT segment for the three months ended September 30, 2026 increased $3.3 million compared to the same period of 2025. The increase was driven by a $3.6 million increase in gross profit for the three months ended September 30, 2026, which included a $7.9 million decrease in Contract Shortfall Fees.
Income from operations for the CT segment for the nine months ended September 30, 2026 increased $0.3 million compared to the same period of 2025. The increase was driven by a $1.1 million increase in gross profit for the nine months ended September 30, 2026, which included a $19.2 million decrease in Contract Shortfall Fees as compared to the 2025 nine-month period.
Data Analytics Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from external customers	$10,980	$2,720	$26,514	$7,773
Revenue from related party	7,075	6,134	21,091	9,635
Income from operations	10,300	4,368	26,596	2,325
DA revenue from external customers for the three months ended September 30, 2026 increased $8.3 million, or 304%, compared to the same period of 2025 primarily due to $5.5 million in revenue attributable to the Utility Support Contract in 2026, with no corresponding contract for the same period of 2025, and increased product volumes. Revenue from related party for the three months ended September 30, 2026 increased $0.9 million compared to the same period of 2025 primarily due to the Lease Agreement.
DA revenue from external customers for the nine months ended September 30, 2026 increased $18.7 million, or 241%, compared to the same period of 2025 primarily due to increased volumes, increased service revenue and $11.6 million in revenue attributable to the Utility Support Contract in 2026 with no corresponding contract for the same period of 2025. Revenue from related party for the nine months ended September 30, 2026 increased $11.5 million compared to the same period of 2025 primarily due to the Lease Agreement. The Lease Agreement closed in late-April 2025, limiting the impact during the nine-month 2025 period.
Income from operations for the DA segment for the three months ended September 30, 2026 increased $5.9 million compared to the same period for 2025 primarily driven by the Lease Agreement, Utility Support Contract and increased activity, partially offset by increased materials costs.
Income from operations for the DA segment for the nine months ended September 30, 2026 increased $24.3 million compared to the same period for 2025 primarily driven by the Lease Agreement, Utility Support Contract and increased activity, partially offset by increased materials costs.
Corporate and Other Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss from operations	$(4,166)	$(3,797)	$(11,901)	$(10,539)

Loss from operations for the three months ended September 30, 2026 increased $0.4 million, or 10%, compared to the same period of 2025 primarily attributable to increased administrative costs. Loss from operations for the nine months ended September 30, 2026 increased $1.4 million, or 13%, compared to the same period of 2025 primarily attributable to increased administrative costs.
Capital Resources and Liquidity
Overview
The Company’s working capital requirements relate to the acquisition and maintenance of equipment and funding obligations as they become due. During the nine months ended September 30, 2026, the Company funded working capital requirements with cash on hand, borrowings under the ABL (defined below), borrowings from the Initial Term Loans and cash flow from operations. We believe our cash and cash equivalents, cash generated from operating activities, the collection of future Contract Shortfall Fees as described below, availability under the ABL and under the Initial Delayed Draw Term Loans will be sufficient to fund our capital requirements and anticipated obligations as they become due over the next twelve months.

However, any sustained weakness in the oil and gas markets, and the resulting potential impact on our customers’ ability to pay their obligations to us in a timely manner could have a negative impact on our liquidity. In addition, the availability of capital is dependent on the Company’s operating cash flow, which is currently expected to be principally derived from the ProFrac Agreement and the Lease Agreement.
The current measurement period for Contract Shortfall Fees is January 1, 2026 through December 31, 2026. The Company does not expect that the minimum purchase requirements will be met during the current measurement period, and as a result, related party revenues for the nine months ended September 30, 2026 reflect Contract Shortfall Fees of $4.8 million.
As of September 30, 2026 and December 31, 2025, the Company had unrestricted cash and cash equivalents of $21.3 million and $5.7 million, respectively. In addition, as of November 4, 2026, the Company had approximately $8.5 million in available borrowings under the ABL and $15.0 million in committed borrowings available under the Initial Delayed Draw Term Loans. During the nine months ended September 30, 2026, the Company had $40.4 million of operating income, $16.8 million of cash used in operating activities, $1.7 million of cash used in investing activities and $34.0 million of cash provided by financing activities.
Senior Secured Term Loan Facility
On September 23, 2026 (the “Closing Date”), the Company entered into the Credit Agreement, and the lenders made initial term loans to the Company in an aggregate principal amount of $75.0 million (the “Initial Term Loans”). The net proceeds of the Initial Term Loans were used to refinance the PWRtek Note, and are expected to be used to fund capital expenditures, and for working capital and general corporate purposes. The Initial Term Loans may be prepaid or repaid in accordance with the terms of the Credit Agreement, but once repaid or prepaid, may not be reborrowed.
In addition to the Initial Term Loans, the Credit Agreement provides for committed initial delayed draw term loans in an aggregate principal amount not to exceed $15.0 million (the “Initial Delayed Draw Term Loans”) that the Company may request one time after the Closing Date and on or prior to June 30, 2027. The Company may also, to the extent approved by the Required Lenders (as defined in the Credit Agreement), request from the Lenders delayed draw term loan commitments of the same class as the outstanding Initial Term Loans in an aggregate amount not to exceed $30.0 million (the “Delayed Draw Term Loans”, and together with the Initial Term Loans and the Initial Delayed Draw Term Loans, the “Term Loans”) during the period from the Closing Date until March 31, 2028. If the Required Lenders do not consent to the Delayed Draw Term Loans or any portion of the requested amount remains uncommitted and unfunded, the Company may, in lieu of such Delayed Draw Term Loans, incur other subordinated indebtedness in an amount not to exceed the portion of the $30.0 million uncommitted delayed draw amount that has not been funded as Delayed Draw Term Loans or previously incurred as other subordinated indebtedness. The funding of Initial Delayed Draw Term Loans and Delayed Draw Term Loans is subject to certain conditions, including that the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not exceed 2.00:1.00, after giving effect to such borrowings.
Interest on the Term Loans accrues at a rate per annum equal to Term SOFR (as defined in the Credit Agreement), subject to a floor of 2.50%, plus an applicable margin of 6.50%. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, all overdue principal, overdue interest, overdue fees and other overdue amounts shall bear interest at a rate per annum equal to the lesser of (a) the interest rate otherwise applicable plus 2.00% and (b) the highest rate of interest that lenders may contract for under applicable law. All interest is computed on the basis of a 360-day year. Commencing after the date that is two years after the Closing Date (the “Restricted Period End Date”), the Company is required to repay each tranche of Term Loans in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of such Term Loans, with the remainder due and payable in full on the Maturity Date (as defined below).
The Company is required to make mandatory prepayments subject to certain prepayment conditions specified in the Credit Agreement. The Company may at any time after the Restricted Period End Date also voluntarily prepay the Term Loans, in whole or in part, without premium or penalty (other than in connection with a MOIC Event (as defined in the Credit Agreement)), subject to conditions outlined in the Credit Agreement. The Term Loans mature on September 23, 2031 (the “Maturity Date”), subject to earlier acceleration pursuant to the terms of the Credit Agreement.
The Credit Agreement requires the Company to comply with certain customary affirmative covenants and also contains certain negative covenants, including limits on the ability of the Company and its subsidiaries to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, pay dividends and other restricted payments, dispose of assets and enter into transactions with affiliates. The Company is required to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) not exceeding 3.00:1.00 at the end of any fiscal quarter, commencing with the first full fiscal quarter ending after the Closing Date.

The obligations under the Credit Agreement are secured by security interests in substantially all of the property and assets of the Company and each Subsidiary Guarantor (as defined in the Credit Agreement), subject to certain excluded assets and permitted liens. The security interests are subject to an intercreditor agreement (the “Intercreditor Agreement”) among the Company and other grantors, the lender under the ABL (as defined below) and the Collateral Agent (as defined in the Credit Agreement), which establishes a split-collateral structure. Under the Intercreditor Agreement, the ABL lender holds a first priority lien on the accounts receivable, inventory, related instruments and chattel paper, certain blocked accounts, real estate and proceeds of the foregoing of the borrowers under the ABL (the “ABL Collateral”), while the Collateral Agent holds a first priority lien on all personal property and assets of the Company and each Subsidiary Guarantor that is not ABL Collateral. Each creditor holds a second priority lien on the other creditor’s priority collateral.
One of the lenders under the Credit Agreement, PC Energy Credit I LLC, an affiliate of the founders and principal stockholders of ProFrac and entities owned by or affiliated with them and a related party to ProFrac (“PC Energy Credit”), exchanged through a cashless roll, $12.5 million of the obligations under the PWRtek Note for the Initial Term Loans held by them. The transactions contemplated by the Credit Agreement were approved by the Audit Committee of the Board of Directors pursuant to its Related-Party Transactions Policy.
Asset Based Loan
In August 2023, the Company entered into a 24-month revolving loan and security agreement in connection with an Asset Based Loan, which was amended in October 2023, August 2024, April 2025, July 2026 and September 2026 (as amended, the “ABL”). The September 2026 amendment consented to the transactions contemplated by the Credit Agreement and extended the term of the ABL for an additional twelve months to October 31, 2027.
As of September 30, 2026, the Company had $7.9 million outstanding under the ABL. During the nine months ended September 30, 2026, the Company incurred $0.8 million in interest and fees related to the ABL. As of September 30, 2026, the Company amortized $0.2 million of deferred financing costs related to the ABL.
Borrowings under the ABL bear interest at the Wall Street Journal Prime Rate (subject to a floor of 5.50%) plus 2.0% per annum. For the nine months ended September 30, 2026, the weighted-average interest rate was 8.81%. The ABL contains an annual commitment fee equal to 1.0% of the ABL’s borrowing base. Additionally, the Company will be assessed a non-usage fee of 0.25% per quarter based on the difference between the average daily outstanding balance and the borrowing base limit of the ABL. If the ABL is terminated prior to the end of its term, the Company is required to pay an early termination fee of 1.5% of the borrowing base limit of the ABL.
The ABL contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the payment of any amounts borrowed. The ABL requires the Company to maintain a minimum Tangible Net Worth (as defined in the ABL) of not less than $11 million.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(16,842)	$957
Net cash used in investing activities	(1,702)	(1,690)
Net cash provided by financing activities	34,030	1,075
Effect of changes in exchange rates on cash and cash equivalents	59	(142)
Net change in cash and cash equivalents and restricted cash	$15,545	$200
Operating Activities
Net cash used in operating activities was $16.8 million during the nine months ended September 30, 2026 compared to net cash provided by operating activities of $1.0 million for the same period of 2025. Consolidated net income for the nine months ended September 30, 2026 was $27.9 million compared to consolidated net income of $27.5 million for the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, non-cash adjustments to net income totaled $21.3 million as compared to $3.8 million for the same period of 2025.

•For the nine months ended September 30, 2026, non-cash adjustments included an $6.8 million tax expense, $3.0 million of stock compensation expense, $7.1 million of amortization of contract assets, a $1.2 million increase in the provision for excess and obsolete inventory, $0.6 million of non-cash lease expense and a $0.2 million loss on the extinguishment of the PWRtek Note.
•For the nine months ended September 30, 2025, non-cash adjustments included a $12.8 million tax benefit from the partial release of the valuation allowance and non-cash positive adjustments of $1.7 million of stock compensation expense, $4.2 million amortization of contract assets and $0.8 million of non-cash lease expense.
During the nine months ended September 30, 2026, changes in working capital used $66.0 million of cash as compared to $22.7 million for the same period of 2025.
•For the nine months ended September 30, 2026, changes in working capital resulted primarily from increased third party accounts receivable of $47.4 million, an increase in related party accounts receivable of $21.4 million, increases in net inventories of $23.8 million, operating lease liabilities of $1.0 million and decreased accrued liabilities of $0.3 million partially offset by an increase in accounts payable of $26.2 million.
•For the nine months ended September 30, 2025, changes in working capital resulted primarily from an increase in related party accounts receivable of $10.0 million, increased third party accounts receivable of $9.9 million, decreased accrued liabilities and operating lease liabilities of $0.9 million and $1.2 million, respectively, and decreases in accounts payable of $3.0 million, partially offset by a decrease in net inventories of $0.5 million along with an increase in interest payable of $1.0 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $1.7 million and $1.7 million, respectively, primarily driven by $1.7 million and $1.7 million in capital expenditures for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures for the nine months ended September 30, 2026 are net of the $4.7 million of Equipment Credit used during the period.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $34.0 million and relates primarily to $57.6 million in net proceeds from the Initial Term Loans, including loan issuance costs, $4.6 million in net proceeds from the ABL, and proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises, partially offset by the $27.5 million payoff of the PWRtek Note, payments to tax authorities for shares withheld from employees and payments for finance leases. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2025, and relates primarily to $1.9 million in net proceeds from the ABL and proceeds from the issuance of stock under the Company’s Employee Stock Purchase Plan and stock option exercises, partially offset by payments for loan issuance costs on the PWRtek Note, the issuance cost of the April 2025 Warrant and payments to tax authorities for shares withheld from employees.
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
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Except as described in Note 12, “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, there have been no material changes in the legal proceedings as described in “Item 3. - Legal Proceedings” in the 2025 Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition and/or future results. As of September 30, 2026, there have been no material changes in our risk factors from those set forth in the 2025 Annual Report, other than the risks factors set forth below. The risks described in the 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Our power services contracts are subject to significant risks and uncertainties, including termination by governmental counterparties, that could prevent us from realizing expected revenues.
We have entered into, and may continue to pursue, contracts to provide power generation services and equipment in connection with infrastructure and utility projects, including the Utility Support Contract announced in March 2026, under which we are coordinating the installation of power generation equipment to support federal disaster recovery initiatives. Our ability to generate and sustain revenue under these contracts depends on the successful execution and continued operation of projects that involve third-party participants over whom we have limited or no control, and on continued governmental approval of, and funding for, those projects. For example, on July 31, 2026, we were assigned certain responsibilities under the PREPA Contract, a 10-year agreement relating to a 400 MW natural gas-fired power generation project for PREPA, under which we expected to generate approximately $40 million of annual revenue at full deployment. On August 18, 2026, less than three weeks later, PREPA terminated the PREPA Contract, effective immediately. PREPA cited the consortium’s failure to furnish required performance security and the Oversight Board’s revocation of its approval of the PREPA Contract and its direction to terminate. We did not generate any revenue under the PREPA Contract. We may not be able to replace the expected revenue from the PREPA Contract, and its termination, together with related publicity, has adversely affected and may continue to adversely affect our reputation, our ability to obtain similar contracts and the market price of our common stock. With respect to the Utility Support Contract, the initial term was six months and is subject to extension at the customer’s option; initial power generation under the contract has been paused due to infrastructure delays, and we remain in discussions to extend the contract beyond the initial term. We cannot make any assurances that this project will be extended. Power services contracts are subject to numerous risks and contingencies outside of our control and contractual scope, including, but not limited to: termination, modification or invalidation of contracts by governmental counterparties or oversight authorities; the failure of us or other project participants to satisfy bonding, performance security and financing requirements; securing adequate and uninterrupted fuel supply; obtaining and maintaining permits and governmental approvals; establishing and maintaining grid interconnection; timely delivery of third-party equipment; construction execution and scheduling by other project participants; disputes among project participants; power interruptions and grid instability; integration of systems provided by multiple contractors; changes in government policy, funding priorities, or utility governance; geopolitical instability or armed conflict; and hurricanes, tropical storms, landslides, flooding, and other severe weather events. Any one or more of these factors could result in significant delays, increased costs, contract termination, or failure to complete a project, which could materially impair or eliminate our ability to generate revenue under these contracts and could expose us to costs that we may not recover. There can be no assurance that any of these projects will be completed on the anticipated timeline or at all, or that, even if completed, they will generate the expected level of revenues over their respective contract terms. Our power services business is an emerging line of business for the Company, and we have limited operating history in providing infrastructure-scale power generation services. As we pursue additional power services opportunities, including potential expansion into grid power, data center support, and other infrastructure verticals, we could encounter similar third-party execution and governmental counterparty risks, as well as risks related to scaling operations, managing capital commitments for equipment, and entering new regulatory environments.
We are subject to a securities class action lawsuit, the outcome of which is uncertain, and which could result in significant costs and divert management’s attention.
On August 26, 2026, a putative securities class action lawsuit captioned Saad Bashir v. Flotek Industries, Inc., et al., Case No. 1:26-cv-07285 (the “Securities Class Action”), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current officers. The complaint alleges, among other things, that the defendants made materially false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder regarding the PREPA Contract and related matters described in a short seller report published on August 17, 2026. The complaint seeks unspecified compensatory damages, interest, attorneys’ fees and costs on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s common stock between August 3, 2026 and August 17, 2026. Although the Company believes the claims are without merit the Securities Class Action is at an early stage, and we therefore cannot predict its outcome or reasonably estimate the amount or range of any possible loss.
Securities litigation is inherently uncertain, and regardless of its merit or ultimate outcome, defending the Securities Class Action and any related or future lawsuits could result in significant legal fees and other costs and could divert the attention and resources of our management and board of directors from the operation of our business. An unfavorable outcome, or a settlement, could require us to pay damages or settlement amounts. Although we maintain directors’ and officers’ liability insurance, the insurance may not be sufficient to cover all of our defense costs, settlement amounts or damages; is subject to retentions, deductibles, exclusions and coverage limits; and may be subject to dispute by our insurers. Any amounts not covered by insurance could be material. Further, such litigation could increase our insurance premiums, make it more difficult to obtain directors’ and officers’ liability insurance on acceptable terms or at all, and make it more difficult to attract and retain qualified directors and officers. The pendency of the Securities Class Action, negative publicity regarding it, and any adverse developments could harm our reputation, our relationships with customers, suppliers, lenders and other counterparties, and the market price of our common stock, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We and certain of our current and former directors and officers are defendants in shareholder derivative litigation, which could result in significant costs and divert management’s attention.
On September 23, 2026, another purported Flotek shareholder, Felicia Marti, filed a related complaint in the United States District Court for the Southern District of New York, derivatively on behalf of the Company and against certain of the Company’s officers and directors (the “Derivative Action”). The complaint alleges, among other things, that the defendants breached their fiduciary duties by allowing the Company to make the same allegedly false or misleading statements alleged in the Securities Class Action. The complaint seeks unspecified damages (to be awarded to Flotek), purported corporate governance reforms, costs, attorneys’ fees, and other relief. The underlying factual allegations of the Derivative Action are substantially the same as those alleged in the Securities Class Action, which the Company believes to be without merit. The Derivative Action is at an early stage, and we therefore cannot predict its outcome or reasonably estimate the amount or range of any possible loss.
Although any recovery in a derivative action would generally inure to the benefit of the Company, we cannot predict the outcome of the Derivative Action. We may be required to advance legal fees and expenses to, and may have indemnification obligations to, the individual defendants under our certificate of incorporation, bylaws, indemnification agreements and Delaware law, and those amounts may not be fully covered by insurance. In addition, the Company typically bears the cost of any corporate governance reforms adopted, and of any plaintiffs’ attorneys’ fees awarded, in connection with a settlement. Defending and resolving the Derivative Action, together with the Securities Class Action, could require significant management time and attention, cause us to incur significant expenses, and adversely affect our reputation and the market price of our common stock. Any of these effects could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting or exercise of the award. Repurchases of the Company’s equity securities during the three months ended September 30, 2026 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2026 to July 31, 2026	—	$—
August 1, 2026 to August 31, 2026	—	$—
September 1, 2026 to September 30, 2026	1,640	$27.33
Total	1,640
(1) The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Arrangements
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.2	***
Credit Agreement dated September 23, 2026, among Flotek Industries, Inc., the lenders party thereto from time to time, Alter Domus (US) LLC, as administrative agent, and Alter Domus (US) LLC, as collateral agent, with an affiliate of Elda River Capital Management, LLC serving as coordinating lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2026).

10.3	***
Intercreditor Agreement dated September 23, 2026, among Amerisource Funding, Inc., Alter Domus (US) LLC, as administrative agent and collateral agent, Flotek Industries, Inc. and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 23, 2026).

10.4
Consent and Extension Agreement dated September 23, 2026, among Flotek Industries, Inc., Flotek Chemistry, LLC, JP3 Measurement, LLC and Amerisource Funding, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 23, 2026).

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

Date: November 6, 2026

FLOTEK INDUSTRIES, INC.

By:	/s/ Ryan Ezell
Ryan Ezell
Chief Executive Officer

By:	/s/ Bond Clement
Bond Clement
Chief Financial Officer (Principal Financial and Accounting Officer)